Form 10-K/A
period 2023-12-31
CEDAR FAIR L P
filed 2024-04-29
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
Number of Depositary Units representing limited partner interests outstanding as of April 19, 2024: 51,252,360 units

DOCUMENTS INCORPORATED BY REFERENCE
None
************
Page 1 of 54 pages

CEDAR FAIR, L.P.
2023 FORM 10-K/A CONTENTS

EXPLANATORY NOTE
This Amendment on Form 10-K/A (the "Amendment" or the "Form 10-K/A") amends the Annual Report on Form 10-K of Cedar Fair, L.P. ("Cedar Fair" or the "Partnership") for the year ended December 31, 2023, as filed with the Securities and Exchange Commission ("SEC") on February 16, 2024 (the "Original Form 10-K"). This Amendment is being filed solely for the purpose of disclosing information required in Part III that the Partnership will not be incorporating by reference to a definitive proxy statement. No other parts or disclosures from the Original Form 10-K are included in this Amendment other than Parts III and IV below, and except as required to reflect the matters set forth in such included disclosure, this Amendment does not reflect events or developments that have occurred after the date of the Original Form 10-K and does not modify or update disclosures presented in the Original Form 10-K in any way.
Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events, results, or developments that occurred or facts that have become known to us after the date of the Original Form 10-K (other than as discussed above), and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-K.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Cedar Fair Management, Inc. ("CFMI"), an Ohio corporation owned by an Ohio trust, is the General Partner of the Partnership and has full responsibility for the management of the Partnership. For additional information, see Note 1 in the Notes to the Consolidated Financial Statements of the Original Form 10-K.
Board of Directors
The Board of Directors of CFMI (the "Board of Directors" or "Board") is currently comprised of eight directors. The directors are divided into three classes: Class I, Class II, and Class III, and each class consists of three directors except Class III. Matthew A. Ouimet was in Class III and resigned from the Board of Directors effective September 1, 2023. A successor for Mr. Ouimet has not been elected. The term of each director in each respective class expires in the year noted below when the director's successor is duly elected and qualified.

Class II Directors serving until 2024:

Name	Age	Position(s)

Michelle M. Frymire	57	Michelle McKinney Frymire has extensive executive-level and financial experience with both public and private companies. Most recently, she served as CEO of CWT (formerly Carlson Wagonlit Travel), a leader in travel management technology, from May 2021 to May 2022, when she steered the company through the pandemic, driving the company’s global strategy and overseeing significant investment in the company’s product and technology platforms. As a travel management platform, CWT was heavily impacted by the COVID-19 pandemic and with the support of nearly all of its debt holders CWT filed a pre-packaged Chapter 11 bankruptcy on November 11, 2021, in the U.S. Bankruptcy Court for the Southern District of Texas. CWT’s plan of reorganization was approved by the Bankruptcy Court the following day, on November 12, 2021, and CWT was able to exit Chapter 11 on November 19, 2021. Prior to serving as CEO, Ms. Frymire served as president and CFO of CWT, in charge of global business strategy and transformation. Prior to joining CWT, Frymire was CFO for U.S. Risk Insurance Group, LLC, a privately owned specialty lines underwriting manager and wholesale broker, from 2017 to 2019. From 2015 to 2017, she served as CFO for Service King Collision Repair Centers, an auto body collision repair company. From 2009 to 2015, Frymire served in a variety of roles for The Service Master Companies, Inc., a residential and commercial services company, most recently as vice president, corporate FP&A and strategy, as well as CFO for TruGreen, a lawn and landscape service provider, from 2009 to 2013. From 2005 to 2009, Frymire was CFO, vacation ownership for Starwood Hotels & Resorts Worldwide, Inc., a former hospitality company. From 1998 to 2005, Frymire served in a variety of roles for Delta Air Lines, Inc. (NYSE: DAL), a global airline carrier, including vice president of finance - marketing, international, network and technology. From 1991 to 1998, she served in a variety of finance roles for Continental Airlines, a former global airline carrier, and American Airlines (NASDAQ: AAL), a global airline carrier. Ms. Frymire serves as a board director for Sonder (NASDAQ: SOND), a hospitality company, where she sits on the audit committee and chairs the nominating, corporate governance & social responsibility committee. Ms. Frymire also serves as a board director for NCR Atleos (NYSE: NATL), where she sits on the compensation committee and chairs the nominating and governance committee. Ms. Frymire previously served on the board of Spirit Realty Capital (NYSE: SRC), a triple net lease REIT, from April 2021 until the company was sold in January 2024. At Cedar Fair, Ms. Frymire has served as a director since October 2022 and serves as a member of the Audit Committee and People, Culture & Compensation Committee. Ms. Frymire is qualified to serve on the Board of Directors as a result of her extensive executive-level and financial experience, including in the technology, travel and hospitality sectors, as well as her corporate governance experience.
Daniel J. Hanrahan	66	Daniel J. Hanrahan brings more than 40 years of experience, including from a variety of sales and marketing, general manager, president and chief executive officer roles across the consumer packaged goods, retail, travel and hospitality sectors. In January 2020, he was appointed Chairman of the Board of Directors. He served as the president and chief executive officer and director of the Regis Corporation (NYSE: RGS), a global leader in beauty salons and cosmetology, from August 2012 through April 2017. Prior to joining Regis, he served as president and CEO of Celebrity Cruises, a cruise line and division of Royal Caribbean Cruises (NYSE: RCL), from 2007 to 2012. He was promoted to president in 2005 and to CEO in 2007 after his highly successful management of the sales and marketing division for Royal Caribbean. Prior to joining Royal Caribbean, Mr. Hanrahan served in executive-level positions with Polaroid Corporation and Reebok International Ltd. In 2004, he was named one of the “Top 25 Extraordinary Minds in Hospitality Sales and Marketing” by Hospitality and Sales Marketing Association International. From 2017 to 2021, Mr. Hanrahan was a director and member of the audit committee at Lindblad Expeditions Holdings, Inc. (NASDAQ: LIND), a global provider of expedition cruises and adventure travel experiences. He joined the board of Foss Swim Schools, a Prairie Capital company, in April 2019. Mr. Hanrahan joined Sycamore Partners as an advisor in 2021. At Cedar Fair, Mr. Hanrahan has served as a director since June 2012. Mr. Hanrahan is qualified to serve on the Board of Directors primarily as a result of his significant executive-level experience across a wide spectrum of consumer-facing brands, including in the retail, travel and hospitality sectors, as well as his more than 40 years of experience in sales and marketing.
Jennifer Mason	54	Jennifer Mason is global officer, treasurer and risk management at Marriott International, Inc. (NASDAQ: MAR), a hospitality company with over 30 brands and nearly 8,700 properties in 139 countries and territories. In her role at Marriott, she oversees global capital markets and hotel financing, financial strategy and capital allocation, financial risk management, and global capital transactions and treasury services. Ms. Mason is also responsible for the company’s global risk management function including insurance, claims, business continuity and global safety and security. Prior to her current role, Ms. Mason was CFO for Marriott’s U.S. & Canada division, with accountability for financial management including responsibilities for the continent's P&L, budgeting, forecasting, cash management, internal controls, asset management and feasibility. Since 1992, Ms. Mason has held several other leadership positions at Marriott, including senior vice president of IT business partnership & planning, as well as senior vice president, sales & marketing planning support. In her first 16 years with Marriott, Ms. Mason held several positions of increasing responsibility in internal audit, corporate financial planning & analysis, lodging finance and business development. She was regional director for the Mid-Atlantic region and vice president, finance business partner for sales and marketing, before serving in her senior vice president roles. At Cedar Fair, Ms. Mason has served as a director since October 2022 and is a member of the Audit Committee and Nominating and Corporate Governance Committee. She is qualified to serve on the Board of Directors as a result of her executive-level experience within the hospitality sector, including her experience in financial and risk management leadership positions.

Class I Directors serving until 2025:

Name	Age	Position(s)

Louis Carr	67	Louis Carr is president of Media Sales for BET Media Group, a leading provider of quality entertainment, music, news and public affairs television programming for the African-American audience and a subsidiary of Paramount Global (NASDAQ: PARA). Mr. Carr has been with BET Networks for 37 years and is recognized as one of the most influential and prominent African Americans in the media and marketing industries. In 2016, Mr. Carr earned the Diversity Award from the Hyatt Corporation and another Lifetime Achievement Award from the Patricia Martin Legacy celebration honoring his work around diversity from both a personal and professional standpoint. In 2023, Mr. Carr was inducted into the Advertising Hall of Fame and awarded the Chicago Advertising Federation Silver Medal Award. He has also been recognized by theboardiQ as a Top 100 Hall of Fame African American and was named one of the Most Influential Black Corporate Directors by Savoy Magazine. He has also been listed on NAMIC’s Most Influential African Americans list in the cable industry several times. Mr. Carr has served on the boards of the Ad Council; International Radio and Television Society (IRTS); American Advertising Federation (AAF); the Video Advertising Board (VAB), formerly the CAB; and Boys Hope Girls Hope. He currently serves on the board of the United States Track and Field Foundation and Drake University. Utilizing his B.A. in Journalism from Drake University, he has become a compelling author, writing two books titled Dirty Little Secrets and The Little Black Book: Daily Motivations for Business and Personal Growth. At Cedar Fair, Mr. Carr has served as a director since 2020 and is the Chair of the Nominating and Corporate Governance Committee. Mr. Carr is qualified to serve on the Board of Directors primarily as a result of his more than 35 years of experience as an entertainment, media, and advertising executive.
D. Scott Olivet	62	D. Scott Olivet is the chief executive officer of Renegade Brands, an investment company that primarily invests in apparel and other consumer companies; chief executive officer of DSO Advisors, which provides strategic, brand and organizational effectiveness consulting and executive coaching services; and an operating partner at Altamont Capital Partners, a private equity firm. From 2013 to 2019, Mr. Olivet served as chief executive officer of the coordinating and shared services entity for a portfolio of Altamont Capital owned businesses. From 2011 to 2012, Mr. Olivet served as full-time chairman of Collective Brands Inc. From 2009 to 2011, Mr. Olivet served as chief executive officer of RED Digital Cinema Camera company. From 2005 to July 2009, Mr. Olivet served as chief executive officer and director of Oakley, a manufacturer of sports performance equipment, then served as chairman of the board from July 2009 to February 2011. Prior to joining Oakley, he served as vice president of NIKE Subsidiaries and New Business Development where he was responsible for the Hurley, Converse, Cole Haan, Bauer Hockey, and Starter brands; senior vice president of Real Estate, Store Design, and Construction with Gap Inc., with responsibility across Gap, Banana Republic, and Old Navy brands; and as a partner with Bain & Company where he was also the leader of the worldwide practice in organizational effectiveness and change management. Mr. Olivet serves as executive chairman of RED Digital Cinema, an American manufacturer of digital cinematography tools, a position he has held since July 2009. Mr. Olivet also serves as chairman of Future Stitch since July 2018, director of Reef since October 2018, and director of Brixton Manufacturing since October 2014. He has previously served on the boards of Oakley, Collective Brands, Skullcandy, Fox Racing, Mervin Manufacturing, Dakine, HUF, and Hybrid Apparel. At Cedar Fair, Mr. Olivet has served as a director since 2013, is the Chair of the People, Culture & Compensation Committee and is a member of the Nominating and Corporate Governance Committee. Mr. Olivet is qualified to serve on the Board of Directors primarily as a result of his particular knowledge and professional experience in retail, merchandising, marketing, finance, strategy, technology, international business, and multi-division general management experience from his past public board experience and service as president and CEO of a nationally recognized company that conducts business in the retail industry.
Carlos A. Ruisanchez	53	Carlos A. Ruisanchez is a seasoned executive with extensive strategy, finance and senior management experience in the hospitality industry, including casinos, hotels, restaurants and entertainment businesses. He is the co-founder of Sorelle Capital, a firm focused on investing in and helping grow companies in the hospitality, consumer, and real estate sectors. Mr. Ruisanchez also serves as an independent director of Southwest Gas Holdings (NYSE: SWX). Prior to Sorelle, he served as president and chief financial officer and board member of Pinnacle Entertainment, Inc. (NASDAQ: PNK), a leading regional gaming entertainment company, until its sale in October 2018. Mr. Ruisanchez joined Pinnacle in August 2008 as its executive vice president, strategic planning and development. He became Pinnacle's chief financial officer in 2011, president and chief financial officer in 2013, and board member in 2016. During his tenure at Pinnacle, Mr. Ruisanchez, in addition to leading all of Pinnacle's finance and analytic functions, led all merger, acquisition and divestiture activities, and new development representing billions of dollars of transactions. Prior to joining Pinnacle, he worked at Bear, Stearns & Co. Inc., an investment banking firm, since 1997 and most recently served as senior managing director responsible for corporate clients in the gaming, lodging and leisure industries, as well as financial sponsor banking relationships. At Cedar Fair, Mr. Ruisanchez has served as a director since 2019, is the Chair of the Audit Committee and is a member of the People, Culture & Compensation Committee. Mr. Ruisanchez's extensive experience as a senior executive in the finance and entertainment industries provides the Board of Directors with expertise in operations, accounting, corporate finance, real estate, corporate governance, regulatory and risk assessment issues.

Class III Directors serving until 2026:

Name	Age	Position(s)

Nina Barton	50	Nina Barton is a consumer packaged goods executive with more than 25 years of experience, including extensive marketing experience. She was most recently the CEO of Vytalogy Wellness, a modern wellness company with vitamin and supplement brands, from July 2021 to November 2023. In this role, Ms. Barton was responsible for leading the company’s more than 600 employees and driving the strategy and growth of its vitamin and supplement brands, Natrol and Jarrow Formulas. Prior to Vytalogy Wellness, Ms. Barton spent more than 10 years in leadership positions across various categories at The Kraft Heinz Company (NASDAQ: KHC), a multinational food company. Most recently, she served as the global chief growth officer at Kraft and was responsible for leading their global strategy, including eCommerce, R&D and marketing. Prior to joining Kraft in 2011, Ms. Barton held numerous marketing and leadership positions at multinational consumer packaged goods companies, including Johnson & Johnson (NYSE: JNJ), L’Oréal and Procter & Gamble (NYSE: PG). At Cedar Fair, Ms. Barton has served as a director since 2023 and is a member of the Audit Committee. Ms. Barton is qualified to serve on the Board of Directors as a result of her past experiences across multiple consumer-facing brands, as well as her many years of marketing experience.
Richard A. Zimmerman	63	Richard A. Zimmerman has been president and chief executive officer of Cedar Fair since January 2018 and a member of the Board of Directors since April 2019. Prior to becoming CEO, Mr. Zimmerman served as president and chief operating officer from October 2016 to December 2017 and served as chief operating officer from October 2011 to October 2016. Prior to that, he was appointed as executive vice president in November 2010 and as regional vice president in June 2007. He has been with Cedar Fair since 2006, when it acquired Kings Dominion. Mr. Zimmerman was vice president and general manager of Kings Dominion from 1998 through 2007. He also is a senior advisor at Velocity Capital Management, a private equity firm that invests in the sports, media and entertainment sectors. Mr. Zimmerman's leadership and management skills and his insights from his experience as Cedar Fair's president and chief executive officer provide guidance, operational knowledge and management perspective to the Board.
Executive Officers
Information regarding executive officers of the Partnership is included in the Original Form 10-K under the caption "Supplemental Item. Information about our Executive Officers" in Item 1 of Part I and is incorporated herein by reference.
Director Nominations
There were no material changes to the nomination procedures by which unitholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.
Audit Committee
The Partnership has a separately designated standing audit committee (the "Audit Committee"). The Audit Committee is responsible for appointing and meeting with our independent registered public accounting firm and for assisting the Board in its oversight of the financial statement reporting, internal audit and risk management functions. The Audit Committee meets frequently during the year and discusses with management and our independent registered public accountant: (1) current business trends affecting the Partnership; (2) major risks facing the Partnership; (3) steps management has taken to monitor and control such risks; and (4) adequacy of internal controls that could significantly affect the Partnership's financial statements. The Audit Committee reviews the Partnership's enterprise risk management process for identification of and response to risks related to cyber-security and data protection, and other risks that may materially impact the business. The Audit Committee Chair provides the Board with regular reports concerning its risk oversight activities.
The Audit Committee consists of Carlos A. Ruisanchez (Chair), Nina Barton, Michelle M. Frymire and Jennifer Mason. All committee members are independent directors under New York Stock Exchange ("NYSE") listing standards and as required under Section 301 of the Sarbanes-Oxley Act of 2002. Mr. Ruisanchez and Mses. Frymire and Mason qualify as Audit Committee Financial Experts as defined by the SEC.
Code of Conduct and Ethics and Corporate Governance Guidelines
Our Corporate Governance Guidelines, Code of Conduct and Ethics, and the charters of the Board committees provide the framework for the governance of the Partnership.
The Corporate Governance Guidelines cover, among other things, the composition and functions of the Board, the qualifications and responsibilities of directors, director independence, the selection process for new directors, Board committees, compensation of the Board and the responsibilities of the Chairman of the Board.
We have adopted and maintain a Code of Conduct and Ethics that covers all directors, officers and employees of the Partnership and its subsidiaries. The Code of Conduct and Ethics requires, among other things, that the directors, officers and employees exhibit and promote the highest standards of honest and ethical conduct, avoid conflicts of interest, comply with laws, rules and regulations, and otherwise act in the Partnership's best interest.

We intend to post amendments to or waivers from the Partnership's Corporate Governance Guidelines and Code of Conduct and Ethics on our Investor Relations website at http://ir.cedarfair.com. No waivers have been made or granted prior to the date of this Form 10-K/A.
Availability of Corporate Governance Documents
Our Corporate Governance Guidelines, Code of Conduct and Ethics, and charters for each of the committees of the Board are available on our Investor Relations website at http://ir.cedarfair.com. A printed copy of each of these documents is available, without charge, by sending a written request to: Cedar Fair L.P., One Cedar Point Drive, Sandusky, Ohio 44870-5259, Attention: Investor Relations, or by sending an email to investing@cedarfair.com.
Unit Ownership Guidelines
The Board maintains unit ownership guidelines for our Chief Executive Officer and his direct reports. The Chief Executive Officer is required to hold units having a value of at least four times his base salary, and his direct reports are required to hold units with a value of at least two times their base salaries. Furthermore, the Chief Executive Officer and his direct reports are not permitted to sell any units until (1) he or she has met the unit ownership guidelines, and (2) the sale would not result in his or her ownership falling below the unit ownership guidelines. The Chief Executive Officer's direct reports currently include the Chief Operating Officer, the Executive Vice President and Chief Financial Officer, the Executive Vice President and Chief Legal Officer and Corporate Secretary, and the Senior Vice President, Corporate Strategy. Executives have five years from becoming an executive officer to gain compliance with the guidelines. The Board reviews compliance with the guidelines annually. As of April 19, 2024, the Chief Executive Officer and his direct reports were all in compliance with the guidelines. Units held directly or beneficially owned, units held in benefit plans (e.g., in 401(k) accounts), performance units (as if earned at 100% of target), vested and unvested restricted units and phantom units will be counted for purposes of determining compliance with the unit ownership guidelines.
The Board also maintains unit ownership guidelines for the directors. The guidelines require directors (excluding the Chief Executive Officer) to accumulate units equal to at least five times the annual cash retainer within five years of becoming a director. Furthermore, directors are not permitted to sell any units until (1) he or she has met the unit ownership guidelines, and (2) the sale would not result in his or her ownership falling below the unit ownership guidelines. The Chief Executive Officer is required to maintain ownership consistent with the executive requirements. As of April 19, 2024, all directors were in compliance with the guidelines or are expected to meet the guidelines in the prescribed time frame.
Anti-Hedging Policy
Certain forms of hedging or monetization transactions, such as zero-cost collars and forward sale contracts, allow a director, officer or employee to lock in much of the value of his or her unit holdings, often in exchange for all or part of the potential for upside appreciation in the unit. These transactions allow the director, officer or employee to continue to own the covered securities, but without the full risks and rewards of ownership. When that occurs, the director, officer or employee may no longer have the same objectives as the Company's other unitholders. Therefore, directors, officers, and employees are prohibited from engaging in any such transaction.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common shares, to file with the SEC reports of ownership of our securities on Form 3 and changes in reported ownership on Form 4 or Form 5, as applicable. Such directors, executive officers and greater than 10% unitholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms filed.
Based solely upon a review of the reports furnished to us, or written representations from reporting persons that all other reportable transactions were reported, we believe that during the year ended December 31, 2023, our directors, executive officers and greater than 10% unitholders timely filed all reports they were required to file under Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
This Compensation Discussion and Analysis describes our compensation philosophy and objectives, the material elements of our named executive officer compensation, and how and why we have arrived at specific compensation policies and decisions. Following the summary is a detailed discussion of the compensation awarded to, earned by, and/or paid to the following individuals, who were the named executive officers for 2023:
•Richard A. Zimmerman, President and Chief Executive Officer;
•Brian C. Witherow, Executive Vice President and Chief Financial Officer;
•Tim V. Fisher, Chief Operating Officer;
•Brian M. Nurse, Executive Vice President, Chief Legal Officer and Corporate Secretary;
•Monica R. Sauls, Senior Vice President and Chief Human Resources Officer; and
•Kelley S. Ford, Former Executive Vice President and Chief Marketing Officer.
This information should be read in conjunction with the compensation tables, related narratives, and notes contained later in this Form 10-K/A.
SUMMARY
Overview
Cedar Fair has a long-standing track record of creating value for our unitholders. We believe our compensation program design supports our continued delivery of results and incentivizes the high-performing executive team. Our 2023 approach:
•Continued to emphasize performance-based compensation;
•Maintained a straightforward design, consistent with our overall compensation philosophy and objectives as well as aligned with unitholder value creation; and
•Continued to reflect our desire to attract and retain critical talent and incentivize our team to further optimize and drive business results in direct alignment with our unitholders’ interests and long-term value creation.
We had a strong operating year despite unusually inclement weather, particularly at our California parks, that impacted our results during the first quarter of 2023. This resulted in reduced attendance and lower season pass sales as compared to 2022. We reassessed our pricing strategy and cost savings initiatives and implemented changes during the last six months of 2023. Our efforts led to stronger results during the second half of 2023 and a meaningful increase in season-long product sales for the 2024 operating season. We progressed against our capital allocation priorities, including strengthening our balance sheet, accelerating the return of capital to our unitholders, and reinvesting in growth opportunities. In November 2023, we entered into a definitive merger agreement to combine with Six Flags Entertainment Corporation ("Six Flags") (such agreement, the "merger agreement" and the merger transactions contemplated thereby, the "merger"). The closing of the merger is subject to receipt of regulatory approvals and satisfaction of other customary closing conditions.
We set challenging targets for 2023 in both our cash and equity incentive programs. This resulted in 91.7% achievement of the annual financial target and a resulting payout of 39.7%-43.1% of target for our 2023 cash incentive awards. 2023 was also the first year for which performance against the goals was measured under our 2021-2025 performance units. The 2021-2025 performance unit awards have three components: (1) functional currency Adjusted EBITDA goals (up to 200% of the target units); (2) net leverage ratio reduction goals (a potential additional 50% of the target units); and (3) un-levered pre-tax free cash flow goals (a potential additional 50% of the target units). As to (1), we achieved 97.3% of the functional currency Adjusted EBITDA goal for 2023, resulting in payouts of 80% on that component of the 2021-2025 performance unit awards. As to (2), we achieved our net leverage ratio reduction goal for 2023, which will result in full payouts of that component of the awards in March 2025, subject to continuous employment requirements. As to (3), we did not achieve our un-levered pre-tax free cash flow target for 2023. The 2021-2025 performance award program provides additional opportunities to earn the remaining potential units for the functional currency Adjusted EBITDA and un-levered pre-tax free cash flow components of the award, based on targets for 2024 and, if applicable, 2025.
Compensation Philosophy and Objectives
Our executive compensation program is designed to: (1) incentivize our key employees to drive superior results; (2) give key employees a proprietary and vested interest in our growth and performance; and (3) enhance our ability to attract, retain and motivate exceptional leaders upon whom, in large measure, our sustained growth, progress, and profitability depend. We believe our executive compensation program should be directly tied to board-approved annual and long-range plans that align with unitholder interests. Our program is designed to directly tie compensation to Company performance and to reward individual performance. Our incentive awards directly tie to Company achievement of Adjusted EBITDA and un-levered pre-tax free cash flow goals. Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization, other non-cash items, and adjustments as defined in our credit agreement. We use Adjusted EBITDA as a key performance measure because it closely tracks core operating performance across park operating units. Further, Adjusted EBITDA is widely used by analysts, investors, direct industry peers, and other comparable companies to evaluate operating performance. We also use un-levered pre-tax free cash flow goals, which we have viewed to be an effective measure for our long-term awards in light of our post-pandemic strategic focus on strengthening the balance sheet and execution of a more dimensionalized capital allocation strategy that balances growth, deleveraging, distribution and return of capital to our unitholders.
Our unitholder-approved incentive plan allows us to provide a mix of compensation that drives our management team to achieve strong annual results and to deliver long-term value for all unitholders. Our compensation structure provides us with flexibility to evolve our compensation program from year to year as our business, the market, or the industry requires while remaining true to our overall compensation philosophy and long-term value enhancing approach. We are focused on taking the appropriate actions when they are necessary. We have used this flexibility over the years to respond to external impacts, including the impact of COVID-19 in previous years, consistent with our ongoing priority of aligning executive compensation and unitholder interests, while ensuring we attract and retain key talent and incenting them to make decisions that drive long-term unitholder value. We emphasize protecting the health and safety of our guests and associates, enhancing liquidity, and using metrics that are resilient to business disruptions.
Company Performance During 2023
The graphs below illustrate some of our key performance metrics for each of the last three fiscal years. The 2021 period was significantly disrupted by the COVID-19 pandemic.
In 2023, we achieved net revenues of $1.8 billion, net income of $125 million, and Adjusted EBITDA of $528 million. Net income in 2022 included a $155 million gain on sale of the land at California's Great America. Concurrently with the sale, we entered into a lease contract that allows us to operate the park through the 2027 operating season.

Attendance in 2023 totaled 26.7 million, decreasing 247,000 visits, or less than 1%, from 2022. In-park per capita spending in 2023 declined $0.60, or 1%, from 2022. Out-of-park revenues reached a new high in 2023, increasing $10 million, or 5%, compared to 2022.

Our 2023 results were impacted by unusually inclement weather, particularly at our California parks, during the first quarter of 2023. This resulted in reduced attendance and lower season pass sales as compared to 2022. We reassessed our pricing strategy and cost savings initiatives and implemented changes during the last six months of 2023. Our efforts led to stronger results during the second half of 2023, including expanded margins and a meaningful increase in season-long product sales for the 2024 operating season. The graphs below illustrate some our key performance metrics for the second half of 2023 as compared to the second half of 2022. Our 2023 and 2022 results were not comparable with our 2021 results due to the effects of the COVID-19 pandemic.
For additional information regarding attendance, in-park per capita spending, out of park revenues, and Adjusted EBITDA, including how we define and use those measures and a reconciliation of Adjusted EBITDA from net income, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 18-24 of the Original Form 10-K. For a reconciliation of in-park and out-of-park revenues, see Note 3 to our Consolidated Financial Statements of the Original Form 10-K. A reconciliation of Adjusted EBITDA from net income and a reconciliation of in-park and out-of-park revenues for the second half of 2023 and 2022 is provided within Annex A to Item 11. Executive Compensation - Additional Reconciliations of Non-GAAP Financial Measures in this Form 10-K/A.
These results, strong cash flows, and the prior year sale-leaseback of the land at California's Great America allowed us to progress against our capital allocation priorities coming out of the COVID-19 pandemic, including accelerating the return of capital to investors, strengthening the balance sheet, and reinvesting in growth opportunities. Recent achievements and current initiatives include the following:

Accelerating Return to Investors	Strengthening the Balance Sheet	Reinvesting in Growth Opportunities
● Reinstated quarterly distributions, paying $1.20 per LP unit in 2023 and $0.60 per LP unit in 2022 following a suspension of distributions in March 2020	● Redeemed $450 million of senior notes in the fourth quarter of 2021
● Invested over $400 million in capital expenditures from 2022-2023, including new themed sections of our parks, new roller coasters, new food and beverage facilities, major events (including multiple milestone anniversaries), and the renovations of three hotel properties

● Sold the land at California's Great America in 2022 for $310 million and executed related leaseback
● Authorized two $250 million unit repurchase programs:

•repurchasing 4.5 million units for an aggregate amount of $187 million in 2022; and

•repurchasing 1.7 million units for an aggregate amount of $74.5 million in 2023
● Repaid remaining term loan facility of $264 million in 2022
● Plan to invest $210-$220 million in capital expenditures in 2024, including new roller coasters, such as a world-class roller coaster at Cedar Point, and other rides and attractions, including upgraded food and beverage facilities

● Achieved our net leverage goal for 2023 that we set for our 2021-2025 performance unit awards
	● In February 2023, extended our revolver maturity to 2028, subject to restrictions on the amount of notes outstanding	● Entered into a definitive merger agreement to combine with Six Flags in November 2023 (subject to receipt of regulatory approvals, and other customary closing conditions)

Our Compensation Governance Reflects Best Practices

WHAT WE DO
✓	Our named executive officer annual and long-term incentive compensation is contingent on corporate performance to enhance alignment with our unitholders.
✓	We have mandatory unit ownership guidelines of four times salary for our Chief Executive Officer and two times salary for his direct reports.
✓	Cash incentive compensation is subject to clawback provisions for our Chief Executive Officer and his direct reports.
✓
Our People, Culture & Compensation Committee (the "Compensation Committee") is comprised solely of directors who are independent under the standards of the SEC and the NYSE, including the heightened standards applicable to Compensation Committee members.

✓	We periodically rotate the Compensation Committee chair assignment.
✓	Our Compensation Committee has retained Semler Brossy as its independent compensation consultant to advise and report directly to the Committee.
✓	We conduct an annual risk assessment of our compensation programs in consultation with Semler Brossy.
✓	We offer our unitholders the opportunity to cast an advisory vote on our executive compensation every year.
WHAT WE DO NOT DO
x	We do not provide for excise tax “gross ups”.
x	We do not provide significant perquisites.
x	We do not allow hedging of our Company's securities.
x	We do not allow pledging of our Company's securities or holding its units in margin accounts.
Consideration of Last Year’s Advisory Unitholder Vote on Executive Compensation
At the 2023 Annual Meeting of Limited Partner Unitholders, approximately 92% of the unit votes cast were to approve the compensation of the Company’s named executive officers. The Compensation Committee believes that this reflects our unitholders’ overall support of our performance-based approach and focus on long-term value creation. Consistent with our 2022 compensation framework, the Compensation Committee maintained a strong performance orientation in the Company’s 2023 executive compensation structure. Future advisory votes on executive compensation will serve as an additional tool, along with unitholder engagement, to inform the Compensation Committee with regard to how our unitholders perceive the alignment of our compensation programs with their interests.
DETERMINING EXECUTIVE COMPENSATION
We combine the compensation elements discussed below in a manner that we believe will optimize each executive’s contribution to the Company. We recognize and consider many factors in assessing an individual’s total compensation potential. The range of targeted compensation varies by position and reflects the unique skills, expertise, and individual contributions of each executive. In general, we work within market-based ranges of base salary commensurate with the executive’s scope of responsibilities. We use our cash incentive and unit-based award programs to challenge the executives to achieve superior annual and long-term results for the benefit of the Company and its unitholders. Because a significant portion of this compensation is dependent on performance results, an executive’s actual total compensation can vary considerably if we have a year that exceeds, or fails to meet, expectations. We believe that this design effectively aligns our unitholders' interests with our executives and appropriately motivates our executives to achieve peak corporate performance in both the short- and long-term.
Role of the Compensation Consultant
The Compensation Committee engages an independent executive compensation consulting firm (1) to provide information and advice on competitive practices and trends in our industry, (2) to make recommendations regarding the design of our compensation program, (3) to assist with the review of compensation practices and an assessment of the effectiveness of these practices, and (4) to identify and evaluate compensation elements or situations that may raise material risks. The compensation consultant is retained by and reports directly to the Compensation Committee and regularly attends and participates in Compensation Committee meetings.
The Compensation Committee has retained Semler Brossy as its independent compensation consultant since 2018. Semler Brossy provides market data and research as well as insights on executive compensation practices and trends, and provides advice and counsel to the Compensation Committee throughout the year. Semler Brossy assisted with our executive compensation benchmarking update in August 2022 and CEO compensation benchmarking update in February 2023, which we used as one input, amongst others, in determining our compensation levels and awards for 2023. In addition, Semler Brossy assisted with an assessment of our overall compensation approach, including executive and Board interviews and program-level benchmarking. Semler Brossy also provided support in connection with merger-related compensation matters. Semler Brossy did not perform any other material services for the Company or for management during the year other than to provide advice and counsel to the Compensation Committee in accordance with the Compensation Committee’s instructions. The Compensation Committee may, in the future, rotate or select other compensation consultants to provide information or advice on our compensation programs from time-to-time.
Compensation Consultant Conflicts Assessment
The Compensation Committee annually assesses the independence of Semler Brossy in accordance with the Securities and Exchange Commission (“SEC”) rules and has concluded that Semler Brossy’s work for the Compensation Committee is independent and does not present any conflicts of interest. The Committee took certain factors, which it believes may affect the independence of a compensation consultant, into consideration when selecting Semler Brossy in accordance with applicable SEC rules. In particular, the Committee considered: (1) whether any other services had been or were being provided by Semler Brossy to the Company, (2) the amount of fees paid by the Company to Semler Brossy as a percent of Semler Brossy’s total revenues, (3) Semler Brossy’s policies and procedures designed to prevent conflicts, a copy of which was provided to the Committee, (4) Semler Brossy’s ownership of Company units, and (5) any business or personal relationships between Semler Brossy and any Committee members or the Company’s executive officers. Following the consideration of these factors, the Committee determined that Semler Brossy is independent.
Peer Group and Peer Group Review
Compensation information from our peer group and broader industry compensation surveys are two reference points that the Compensation Committee considers in the executive compensation decision-making process. The Compensation Committee conducts a thorough review of its established peer group annually with the assistance of Semler Brossy.
The Company only has a couple of direct industry peers that are similar to us in size and meet our other criteria. Therefore, our approach is to create a peer group that combines our direct industry peers with a broader market basket of companies, with similar characteristics, from related industries that, in total, reflects a reasonably comparable group. In establishing and updating our compensation peer group, we focus on U.S. publicly traded companies in family-oriented leisure, recreation, and entertainment, with similar business models and markets to ours and with annual revenues between approximately 0.4 to 2.5 times our revenues. We also review and reference growth profiles and yields, market capitalization, and employee counts. We evaluate certain qualitative factors including seasonality, entertainment focus, ownership profile, multiple sources of revenues, and meaningful capital investment. The goal is for peer group companies to meet the majority of these qualitative and quantitative criteria. The set of companies used in the compensation peer group is, therefore, different from the set of companies included in the S&P Movies and Entertainment Index used as the index of peer companies in our Original Form 10-K performance graph and in our pay versus performance table included in this Form 10-K/A.
Following the December 2021 review, we updated our executive compensation peer group to include the companies in the following list. We re-assessed the peer group in consultation with Semler Brossy in the summer of 2022, and made no changes to the peer group. The Compensation Committee concluded this updated peer group meets its goal stated in the approach set forth in the preceding paragraph.

Bally's Corporation	Dave & Buster's Entertainment, Inc.	Six Flags Entertainment Corporation
BJ's Restaurants, Inc.	Golden Entertainment, Inc.	The Cheesecake Factory Incorporated
Boyd Gaming Corporation	Party City Holdco Inc.	The Marcus Corporation
Choice Hotels International, Inc.	Pebblebrook Hotel Trust	Travel & Leisure
Churchill Downs Incorporated	Playa Hotels & Resorts N.V.	Vail Resorts, Inc.
Cinemark Holdings, Inc.	SeaWorld Entertainment, Inc.	Wyndham Hotels & Resorts, Inc.
Cracker Barrel Old Country Store, Inc.
This peer group was used by Semler Brossy for both the executive compensation benchmarking study (conducted in August 2022) and the CEO compensation benchmarking study (conducted in February 2023), utilized by the Committee in setting targeted compensation levels for 2023.
In October 2023, we removed two companies from the peer group: Churchill Downs Incorporated (based on qualitative considerations) and Party City Holdco Inc. (due to bankruptcy). We also added two new companies to the peer group: Hilton Grand Vacations (to add an additional company in the hotels, resorts and cruise lines industry) and Topgolf Callaway (to add a company with apparel/retail focus in addition to leisure facilities).
Market Analysis
The Compensation Committee requests its compensation consultant to analyze the compensation of our executives relative to that of executives in similar positions at our peer companies as well as survey data and provide a report to the Committee from time-to-time, but not less than bi-annually. While we review this market compensation information in our decision-making process, the information is one data point and the Committee exercises judgment and discretion when setting compensation levels. Our executive compensation program is more heavily weighted to performance-based compensation; and our general objective is to provide base salaries within a competitive range at or near the 50th percentile of our survey data and peer group (where available for certain positions) and to provide total direct compensation opportunities that are between the 50th and 75th percentiles of our peer group and aligned with comparable survey data, subject to other individual considerations. Other factors we consider in setting compensation include: general industry practices, general economic conditions and external factors affecting our business, recent and projected Company performance, growth and returns to unitholders, internal equity, retention and recruiting goals, transitioning of compensation in connection with leadership succession, the significant industry expertise of the team, and recent individual performance and individual performance expectations. The Committee does not rely on any single factor as a substitute for its own judgment in making compensation decisions, but instead applies its independent discretion and judgment in making compensation decisions in their entirety.
Semler Brossy prepared updated benchmarking studies to assess the competitiveness of our executive compensation levels in August 2022 (for our executives other than our CEO) and in February 2023 (for our CEO). These studies covered all elements of target total direct compensation, including levels of base salary, target total cash compensation (i.e., base salary plus target cash incentive award) and target long-term incentive compensation. The Semler Brossy studies evaluated proxy data from our peer group companies and the Equilar Top 25 Executive Compensation Survey data. The Compensation Committee believes the Semler Brossy analysis further confirms that our executive compensation program is consistent with our overall compensation philosophy and appropriately designed to achieve our targeted range of objectives. The August 2022 and February 2023 peer and survey studies provided context for, and this updated market data was one factor considered in, our compensation decisions for 2023. Semler Brossy prepared updated benchmarking studies to assess the competitiveness of our executive compensation levels in August 2023 (for our executives other than our CEO) and in February 2024 (for our CEO), which provided context for and was one of the factors considered in our compensation decisions for 2024.
Roles of the Board of Directors, the Compensation Committee and Our Chief Executive Officer
Although our Board makes the final compensation decisions for the named executive officers, the process of determining compensation is a collaborative one between the Board, the Compensation Committee, and the Chief Executive Officer. Our Chief Executive Officer dedicates time each year to formally review all of his direct reports, including the other named executive officers. He reviews each individual's achievement of individual performance objectives established before the operating season begins (where applicable) and makes recommendations to the Compensation Committee regarding the compensation of each individual. The Compensation Committee, in consultation with the Chief Executive Officer and independent compensation consultant, makes compensation determinations and adjustments as it deems appropriate in accordance with the applicable compensation plans, and in turn, reports its recommendations to the Board for its approval. Decisions regarding the Chief Executive Officer’s compensation are made by the Compensation Committee and the Board, based upon a review of his performance relative to agreed objectives, including a self-assessment, in consultation with the independent compensation consultant.
The Board generally reviews compensation matters after the conclusion of the peak season when significant financial results are available. The Chief Executive Officer completes his evaluations of the other named executive officers’ performance against their established targets and achievement of their individual performance objectives. Based upon that determination, he prepares recommendations and calculations with respect to cash incentive payouts and equity compensation awards for the current year as well as recommendations for compensation adjustments for the coming year. The Chief Executive Officer generally presents this report to the Compensation Committee and to the Board by January. A final review takes place in February when financial results have been finalized and final review of individual goal achievement has been completed. Based on Company performance, park performance, and individual performance, the Compensation Committee approves final calculations with regard to cash incentive and equity compensation award payouts, subject to Board approval and final audited results. We approved the 2022 payouts and our 2023 executive compensation levels and program in February 2023.
COMPENSATION PERFORMANCE MEASURES
Our executive compensation program is designed around the achievement of consolidated operating results of the Company (with key performance metrics based on Adjusted EBITDA and un-levered pre-tax free cash flow) and individual performance objectives. The Compensation Committee has the flexibility to use other metrics, and we used additional measures in recent years in response to the extreme disruption to the business from the COVID-19 pandemic. Our 2016 Omnibus Incentive Plan does not limit the performance criteria from which the Committee may choose in structuring awards.
The financial goals for our 2023 cash incentive awards were based on functional currency Adjusted EBITDA before incentive compensation expense weighted at 90% for our CEO, CFO and COO and 85% for our other NEOs. The remaining portion of our 2023 cash incentive awards were based on individual goals.
We set three-year cumulative un-levered pre-tax free cash flow targets for our 2023 performance units. We viewed these targets to be effective in aligning those awards with our post-pandemic goals to strengthen the balance sheet and execute a more dimensionalized capital allocation strategy.
The following chart summarizes our key financial performance measures, how we use and have recently used them in our compensation program, and the definitions and methods we use to compute them. All of these measures are non-GAAP financial measures.

Adjusted EBITDA
•Used in:
◦2024 Performance Unit Awards (as one of two metrics)

•Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization, other non-cash items, and adjustments as defined in our credit agreement.

•This is a key performance measure because it closely tracks core operating performance across park operating units and is widely used by analysts, investors, direct industry peers, and other comparable companies to evaluate operating performance.

Functional Currency Adjusted EBITDA
•Used in:
◦Cash Incentive Awards
◦Performance Unit Awards (as the main metric for 2021 awards)

•This measurement differs from the Adjusted EBITDA amounts we report in our earnings releases and financial reports because functional currency Adjusted EBITDA is calculated using the functional currency of the country where the income or loss was earned (i.e., the Canadian dollar for our Canadian operations).

•This eliminates unpredictable and artificial increases or decreases based solely on currency fluctuations.

•The targeted and actual performance calculations for our annual cash incentive awards were based on earnings before incentive-based compensation expenses, which we compute by adding back the cash costs of our performance-based compensation programs to the functional currency Adjusted EBITDA amounts.

Un-Levered Pre-Tax Free Cash Flow
•Used in:
◦2022, 2023 and 2024 Performance Units (as the sole metric for the 2022 and 2023 awards, as one of two metrics for the 2024 awards; a three-year cumulative goal)
◦2021 Performance Units (as an award enhancement; additional units may be earned based on achievement of the un-levered pre-tax free cash flow goals)

•We use this as a key performance metric in these awards because it is consistent with our post-pandemic business goals and broadening of our capital allocation strategies.

•Un-levered pre-tax free cash flow for each calendar year is computed as consolidated Adjusted EBITDA for such calendar year less net cash used for investing activities (before any business acquisitions) for such calendar year, as recorded in the consolidated financial statements of the Company which are examined by the independent accountants for the Company.

•Targets are in U.S. dollars – “functional currency” will not be used to compute un-levered pre-tax free cash flow performance.

Net Leverage Ratio
•Used in:
◦2021 Performance Units (as an award enhancement; additional units could be earned based on achievement of the net leverage ratio goals)

•Net leverage ratio is computed as the ratio of (a) Net Debt (defined as Consolidated Total Debt per the Company’s Amended and Restated Credit Agreement less cash and cash equivalents as recorded in the consolidated financial statements of the Company), to (b) consolidated Adjusted EBITDA for the period of four (4) consecutive fiscal quarters most recently ended on or prior to such date.

•Targets are in U.S. dollars – “functional currency” is not used to compute net leverage ratio performance.

ELEMENTS OF EXECUTIVE COMPENSATION
Overview
Our executive compensation program is designed around total direct compensation - the combination of base salary, annual cash incentive awards, and long-term incentive compensation. In setting targeted total direct compensation, the Compensation Committee seeks to establish each compensation element at a level that is commensurate with the executive's job responsibilities, is competitive with market pay, and will retain, attract, and motivate top talent while keeping overall pay levels aligned with unitholders’ interests. The Committee also seeks to incentivize a combination of short-term performance, building and making investments for our future, and long-term performance, fostering sustained growth and profitability of the Company. The 2023 compensation opportunities were designed consistent with this approach. The following table sets forth each element of our executive compensation program, principal objectives of these elements and certain recent highlights.

Compensation Element	Principal Objective & Select Highlights
Base Salary	Fixed compensation element intended to reward senior leadership skills, experience, and core competencies.

Compensation Element	Principal Objective & Select Highlights
Annual Cash Incentive Awards (1)
Variable compensation element intended to reward contributions to our short-term business objectives and achievement of strategic or individual goals.

•Consistent with the prior year, the majority of the 2023 cash incentive award opportunities were based on a functional currency Adjusted EBITDA before incentive compensation expense goal. The balance was tied to individual goals. The financial goal portion was weighted at 90% for our CEO, CFO and COO and was weighted at 85% for our other named executive officers.

•For 2023 cash incentive awards, we achieved 91.7% of target (33% payout) on the financial goals and 100% payout on the individual performance objectives, resulting in total award payouts of 39.7%-43.1% of target.

Long-Term Incentive Compensation (2) Restricted Unit Awards (3) Performance Unit Awards (3)
Variable compensation element intended to reward contributions to our long-term success, drive achievement of our mission and key strategic objectives, and align each named executive officer’s commitment with our unitholders' interests.

•For our regular 2023 long-term incentive awards, we maintained a three-year measurement period and a three-year cumulative financial goal. The metric for the 2023-2025 performance unit awards is cumulative un-levered pre-tax free cash flow. We view this metric as consistent with our post-pandemic strategic focus on strengthening the balance sheet and executing a more dimensionalized capital allocation strategy that balances growth, deleveraging, distribution and return of capital to our unitholders. Payouts can range from 0% to 200% of the target. Our named executive officer 2023 regular equity awards were weighted 70% performance awards and 30% time-based units.

•2023 was the first year for which performance against the goals was measured under our 2021-2025 performance units. The 2021-2025 performance awards have three components: (1) functional currency Adjusted EBITDA goals (up to 200% of the target units); (2) net leverage ratio reduction goals (a potential additional 50% of the target units); and (3) un-levered pre-tax free cash flow goals (a potential additional 50% of the target units). As to (1), we achieved 97.3% of the functional currency Adjusted EBITDA goal for 2023, resulting in payouts of 80% on that component of the 2021-2025 performance unit awards. As to (2), we achieved our net leverage ratio reduction goal for 2023, which will result in full payouts of that component of the 2021-2025 performance unit awards in March 2025, subject to continuous employment requirements. As to (3), we did not achieve our un-levered pre-tax free cash flow target for 2023. The 2021-2025 performance award program provides additional opportunities to earn the remaining potential units for the functional currency Adjusted EBITDA and un-levered pre-tax free cash flow components of the award based on targets applicable in 2024 and, if applicable, in 2025.

Merger Completion Awards
We approved transaction-based awards (the “Merger Completion Awards”) to Messrs. Zimmerman, Witherow, Fisher and Nurse and Ms. Sauls to recognize their efforts in connection with our entry into the merger agreement with Six Flags, and to facilitate successful completion of the transactions contemplated by the merger agreement.

•The awards made to Messrs. Zimmerman, Witherow, Fisher and Nurse are unit-based, and the units will only be earned if the transaction closing occurs.
◦These unit-based awards will be converted into corresponding awards denominated in shares of the combined company’s common stock, based on the Cedar Fair exchange ratio set forth in the merger agreement.
•Ms. Sauls' Merger Completion Award of $200,000 would be paid in cash and will only be earned if the transaction closing occurs.
•50% of the equity or cash, as applicable, would be payable 12 months after the grant date, and the other 50% of the equity or cash, as applicable, would be payable on June 4, 2025, subject to both the completion of the merger and the continuous employment requirements of the awards.

Retirement, Health, Life and Disability Benefits and Executive Perquisites
The named executive officers may participate in the Company’s 401(k) plan, which is available to all our eligible employees. The named executive officers participate in other employee benefit plans available to all our eligible employees, including health, life and disability plans. We provide limited perquisites to certain of our named executive officers that we believe are reasonable and would enhance the competitiveness of our compensation packages.

Change in Control and Termination Protection	Provide protection if the executive’s employment terminates for a qualifying event or circumstances or in the event of a change in control.

(1)    We may from time-to-time award discretionary bonuses to our named executive officers separate from our annual cash incentive program.
(2)    We may make other types of long-term cash or unit-based incentive awards to our executives. See, for example, the Merger Completion Awards discussed in this table and in the "Merger Completion Awards" section below.
(3)    Under the merger agreement with Six Flags, outstanding equity awards will be converted into a corresponding award denominated in shares of the combined company's common stock in connection with the merger. Performance-based Cedar Fair equity awards will not be subject to future performance-based vesting conditions post-closing (but will remain subject to service-based vesting conditions). See the "Long-Term Incentive Compensation" section below for additional information.

Compensation Mix
We seek to balance the total direct compensation mix for each executive so that it achieves our overall compensation objectives. The mix of compensation and relative levels of each element is position dependent and may vary year-to-year, including changes in connection with promotions and leadership transitions.
The 2023 targeted direct compensation mix includes base salary, annual cash incentive compensation and long-term incentive compensation (performance units and time-based unit awards). The performance weighting in the long-term incentive component for all our named executive officers is 70% performance awards and 30% time-based units.
The graphic below illustrates the 2023 targeted total direct compensation mix for Messrs. Zimmerman, Witherow, Fisher and Nurse and for Mses. Sauls and Ford. 87% of our CEO's targeted compensation and, on average, 76% of the targeted compensation for our other named executive officers presented below is variable or at risk based on performance and continued employment with the Company. See the discussions of each element of incentive compensation for information regarding maximum possible payouts and forfeiture exceptions.

2023 Targeted Direct Compensation (1)

Zimmerman
13%
19%
20%
48%
Witherow
22%
22%
17%
39%
Fisher
21%
26%
16%
37%
Nurse
27%
27%
14%
32%
Sauls (2)
29%
24%
14%
33%
Ford
26%
26%
14%
34%
Salary
Target Cash Incentive
Restricted Units
Performance Units (Target)

(1)    The Merger Completion Awards were not considered to be part of the regular 2023 target direct compensation and are therefore excluded from this graphic.
(2)    Ms. Sauls' new hire award is not considered to be part of her regular 2023 target direct compensation and is excluded from this graphic. The amounts for Ms. Sauls' salary and target cash incentive reflect the pro-rata portion of 2023 that she was employed with the Company.
We approved 2024 targeted total direct compensation opportunities and grants for our executives in March 2024 that reflect a mix of awards similar to the 2023 mix with adjustments to individual compensation levels to reflect merit increases and expanded roles. We made certain adjustments to the performance metrics and scales for our 2024 incentive awards. Our 2024 cash incentive awards are based solely on Company financial targets, and our 2024 performance unit awards are based on two three-year cumulative goals (Un-levered Pre-Tax Free Cash Flow (weighted at 60%) and Adjusted EBITDA (weighted at 40%)). The executives’ final compensation mix for 2024 is subject to change, including in connection with the merger.
Base Salary
We pay base salaries to provide a fixed amount of compensation that is not subject to performance-related risk, that is competitive with market pay and that is commensurate with the executive’s scope of responsibilities, performance, historical compensation levels, tenure with the Company and other experience. We do not consider the earnings of prior long-term incentive awards or retirement plans when determining base salaries. Base salaries may be reviewed and adjusted from time to time, subject to the employment agreement terms, where applicable. Based on the factors identified above, the Compensation Committee reviews and recommends to the Board adjustments to the base salary for each of the named executive officers on an annual basis, in connection with promotions or a substantial change in responsibilities or as otherwise deemed appropriate. See Narrative to Summary Compensation and Grants of Plan Based Awards Tables - Employment Agreements for additional information on the terms of the employment agreements.

The base salary for each named executive officer is set at a level that the Compensation Committee believes is appropriate on an individual basis when considered with other elements of compensation. In reviewing the named executive officer’s salary, the Compensation Committee generally considers, among other things:
•peer and market data provided by our compensation consultant with respect to comparable positions (rolled forward using certain assumptions between the compensation consultant's review periods);
•the individual named executive officer’s performance, experience, skills and time in position;
•the Company’s overall performance, returns to our unitholders, and continued expectations for growth; and
•the Chief Executive Officer's recommendations for the other named executive officers.
We increased named executive officer base salaries for 2023 to recognize and reward individual contributions to Company performance in 2022, successful results in response to the continued challenges of the business recovery, and execution of strategic goals designed to strengthen the Company for the future. Base salaries were further adjusted for 2024 following a similar review process. The annual base salaries for the named executive officers for 2022, 2023 and 2024 were as follows:

Named Executive Officer	2022 Annual Salary	2023 Annual Salary	2024 Annual Salary
Zimmerman	$908,400	$950,000	$1,000,000
Witherow	$561,400	$578,200	$607,100
Fisher	$630,000	$648,900	$681,300
Nurse	$425,000	$437,800	$500,000
Sauls *	N/A	$400,000	$412,000
Ford	$426,400	$437,100	N/A
*    Table reflects an annualized amount. Ms. Sauls joined the Company on March 20, 2023, and her 2023 salary for the portion of 2023 employed was $300,000.
Cash Incentive Awards
Our annual cash incentive awards provide an element of compensation that is contingent on, and motivates the achievement of, annual performance objectives. The performance objectives and percentage of base salary that may be earned as a cash incentive generally are determined for each named executive officer and are approved by the Compensation Committee and Board by March of the applicable year. The performance objectives may vary and be weighted differently for each position and may use multiple measures of performance, including individual, business unit, management unit and Company performance goals.
Overview of 2023 Cash Incentive Awards
Our 2023 cash incentive awards continued to be based in part on Company functional currency Adjusted EBITDA financial goals and in part on individual performance goals. We continue to believe Adjusted EBITDA is a key metric for the Company and that it is well understood by our investor community and internal participants. We therefore chose to retain the focus on Adjusted EBITDA in the annual incentive program.
We retained the same general performance/payout scale for 2023 as we used in short-term cash incentive awards in the prior year. We maintained the weighting of the financial goal portion for our CEO, COO and CFO at 90%, in recognition of the level of accountability for EBITDA performance for those three roles. We also maintained the weighting of 85% financial and 15% individual goals for our other named executive officers. The individual goals were directly linked to Company goals, and the weighting between the three individual goals were based on the level of impact and difficulty. Payouts on the individual goals portion of the awards could range from 0% to 200% with assessment for each goal based on a four-point rating scale.
Target 2023 Cash Incentive Award Amounts
The 2023 target award opportunities for the named executive officers (as a percentage of 2023 base salary and in dollars) were as follows:

Named Executive Officer	Target Award as a Percentage of Base Salary	Target Award in Dollars
Zimmerman	150%	$1,425,000
Witherow	100%	$578,200
Fisher	125%	$811,125
Nurse	100%	$437,800
Sauls *	80%	$251,616
Ford	100%	$437,100
*    Amount for Ms. Sauls reflects the pro-rated target opportunity based on the number of days she was employed with the Company during 2023.

Final 2023 Cash Incentive Award Payouts
Final 2023 cash incentive payouts for the named executive officers - based on achievement of 91.7% of the financial target and each executive having met expectations and achieving 100% on their individual goals - were as follows:

Named Executive Officer	Cash Incentive Payout	Cash Incentive Payout as a Percentage of Target	Cash Incentive Payout as a Percentage of 2023 Annual Salary
Zimmerman	$565,725	39.7%	59.6%
Witherow	$229,545	39.7%	39.7%
Fisher	$322,017	39.7%	49.6%
Nurse	$188,473	43.1%	43.1%
Sauls *	$108,321	43.1%	36.1%
Ford	$188,172	43.1%	43.1%
*    The total cash incentive payout, payout as a percentage of target and payout as a percentage of 2023 annual salary for Ms. Sauls reflect proration of all amounts based on the number of days Ms. Sauls was employed during 2023.
2023 Cash Incentive Performance Goals
Payouts of the Company performance-based portion of the award were based on specified threshold, target and maximum levels of performance and were interpolated for performance between those levels. Payouts of the Company performance-based portion of the 2023 cash awards were calculated at the following scale (with amounts interpolated between the various levels):

Level of Performance as a Percentage of Company Financial Target Achieved	Payout as a Percentage of Target Award (Company-based portion)
< 91% of target	No Payout
= 91% of target	25%
= 93% of target	50%
= 100% of target	100%
= 105% of target	150%
≥ 107% of target	200%
No cash incentive awards were eligible to be paid to the executives if functional currency Adjusted EBITDA before incentive compensation expense fell below the threshold level of performance.
The target functional currency Adjusted EBITDA before incentive compensation expense for 2023 was $624 million. The Company achieved functional currency Adjusted EBITDA before incentive compensation expense of $572 million in 2023, which represented approximately 91.7% of the target. See Compensation Discussion and Analysis - Compensation Performance Measures for an explanation of how we compute this measure. Based on this level of performance achievement, the payouts of the Company performance-based portion of the cash incentive awards to each of the named executive officers were at 33% of their respective targets.
Payout on the portion of the target awards based on the achievement of individual objectives could range from 0% to 200% and was dependent on the level of achievement of three individual performance goals. Each goal was assigned a weighting based upon level of impact and degree of difficulty, with the total weighting of the three goals adding to 100%. Achievement for each goal could range from 0% to 200% and was evaluated using a four-point scale – did not meet goal (0%), met some goal (50%), met goal (100%), and exceeded goal (150-200%). The final payout on this portion of the awards was a weighted average of the performance achieved.
Individuals’ goals were derived from Company goals, primarily in the areas of value creation and performance enhancing initiatives, and set in consultation with the Chief Executive Officer and executive leadership team. The individual goals were aligned with our key strategic priorities: (1) business recovery and reinvestment in the core business and organization; (2) deleveraging the balance sheet; and (3) returning capital to our unitholders via quarterly distributions and our unit repurchase program. In assessing each individual’s performance against their goals, the Compensation Committee reviewed the Chief Executive Officer’s assessment of the other named executive officers’ performance, reviewed the Chief Executive Officer’s self-assessment and discussed progress and results with Mr. Zimmerman. The Compensation Committee determined that each named executive officer met expectations (100%) on each of their respective individual goals. Accordingly, the Committee approved payouts on the individual performance-based portion of each of the named executive officers’ respective award targets at 100%.
Discretionary Bonuses
In consideration of our overall compensation objectives and the mix of different types of compensation that were awarded this year, no additional cash bonuses were paid to our named executive officers for fiscal year 2023.

Long-Term Incentive Compensation
We provide long-term incentive compensation awards to senior management. We give a greater weighting to long-term performance than to short-term compensation potential in our overall compensation programs. Outstanding awards have been made under our 2016 Omnibus Incentive Plan, which allows us to grant options, restricted units, unit appreciation rights, performance awards and other types of unit-based awards. We use these types of awards because we believe they give key employees a proprietary and vested interest in our growth and performance, and they align key employees’ interests with those of our unitholders. We also believe that the vesting schedule for these awards aids us in retaining executives and motivates superior performance over the long term. The below sections summarize the 2023-2025 performance unit awards and the 2023 restricted unit awards. If the proposed merger with Six Flags closes, these awards are subject to conversion into awards of the combined company as set forth in the merger agreement, which are further described in the respective sections below.
Overview of 2023 Long-Term Incentive Compensation Awards
For our executives’ 2023 equity awards, we retained our general approach of using a mix of performance unit awards and time-based restricted unit awards. Our named executive officers' 2023 equity awards are weighted at 70% performance awards (30% time-based units). The awards provide for the restricted units to vest in equal increments over a three-year period consistent with prior year awards. We kept the performance/payout percentage scale for the performance units the same as the percentage scale used in the 2022 performance unit awards. We also set a three-year cumulative un-levered pre-tax free cash flow target for the 2023-2025 performance units, consistent with the prior year. We viewed these goals to be effective to align those awards with our post-pandemic goals for strengthening the balance sheet and executing a more dimensionalized capital allocation strategy that balances growth, deleveraging, distribution and return of capital to our unitholders.
Target 2023 Total Long-Term Incentive Award Values
Following are the named executive officers’ 2023 targeted long-term incentive awards, which were determined as a target dollar value at grant, along with the percentage of base salary that those target dollar values reflect:

Named Executive Officer	LTI Award at Grant in Dollars	LTI Award as a Percentage of Base Salary
Zimmerman	$5,000,000	526%
Witherow	$1,450,000	251%
Fisher	$1,660,000	256%
Nurse	$750,000	171%
Sauls	$500,000	125% *
Ford	$804,000	184%
*    As a percentage of annualized salary level.
In setting long-term incentive award levels for 2023, the Compensation Committee focused primarily on the dollar value of the awards, including the relation to total targeted direct compensation and in the context of the most recently refreshed market comparability study. Once grant date target award values were established, they were allocated to performance unit awards (at target) (70%) and restricted unit awards (30%), and converted to a number of units based on the unit price on the day before the grant date.
2023-2025 Performance Unit Awards
The numbers of potential performance units that may be earned under the 2023-2025 performance unit awards granted to our named executive officers in February 2023, except for the award for Ms. Sauls which was granted in March 2023, (1) for achieving targeted performance, and (2) at maximum, were as follows:

Named Executive Officer	2023-2025 Performance Unit Awards (Target)	2023-2025 Performance Unit Awards (Maximum)
Zimmerman	80,682	161,364
Witherow	23,398	46,796
Fisher	26,787	53,574
Nurse	12,102	24,204
Sauls	7,991	15,982
Ford	12,974	25,948
The number of potential performance units payable is dependent upon the level of three-year cumulative un-levered pre-tax free cash flow achieved relative to the performance goals established for the 2023-2025 performance units. No awards will be paid if the threshold level of performance is not achieved. The three-year cumulative free cash flow for these awards will be the sum of un-levered pre-tax free cash flow for each calendar year in the period, and the achievement for each year will be computed in U.S. dollars and on the same basis as the un-levered pre-tax free cash flow achievement for our 2021-2025 performance units and

2022-2024 performance units, as further defined and described under Compensation Discussion and Analysis - Compensation Performance Measures.
Payouts of the 2023-2025 performance unit awards will be based on the following scale (with amounts interpolated between the various levels):

Level of Performance as a Percentage of Cumulative Un-Levered Pre-Tax Free Cash Flow Target Achieved	Payout as a Percentage of Target Number of Units
< 93% of target	No Payout
= 93% of target	50%
= 100% of target	100%
= 105% of target	150%
≥ 107% of target	200%
These awards will accrue distribution equivalents when we make partnership distributions, which will be deemed to be reinvested and paid out along with the original awards, subject to achievement of the same performance targets. If earned, the 2023-2025 awards would be paid after the end of the performance period only in units, consistent with our program’s focus on alignment with our unitholders’ interests, and subject to the executive remaining in continuous employment through the payment date except for certain qualifying terminations.
Under the merger agreement, if the proposed merger with Six Flags closes, these (and other) performance units will be converted into a corresponding award denominated in shares of the combined company’s common stock, with the number of shares of the combined company’s common stock subject to such converted award based on the Cedar Fair exchange ratio in the merger agreement. The converted Cedar Fair equity awards will remain outstanding and subject to the same terms and conditions as applied to the corresponding Cedar Fair equity award immediately prior to the applicable time, including vesting protections for qualifying terminations that occur within a period of 24 months following the closing date. Under the merger agreement, performance-based Cedar Fair equity awards will convert based on the greater of target and actual performance or, in the case of any performance period that is not in progress as of the closing effective time, target performance, as applicable. However, the Board may determine, at its discretion and subject to approval requirements in the merger agreement, that only a pro-rata portion of the target number of 2024-2026 performance units, based on the portion of the performance period completed prior to closing, will be converted into time-based restricted stock units of the combined company in connection with the merger. Performance-based Cedar Fair equity awards that are converted in the merger will not be subject to future performance-based vesting conditions (but will remain subject to service-based vesting conditions).
2023 Restricted Unit Awards
The time-based restricted unit awards granted to our named executive officers in February 2023, except for the award for Ms. Sauls which was granted in March 2023, were as follows:

Named Executive Officer	2023 Restricted Unit Awards
Zimmerman	34,578
Witherow	10,028
Fisher	11,480
Nurse	5,187
Sauls	3,425
Ford	5,560
One-third of these time-based restricted units vests each year over an approximate three-year period. The restricted periods lapse in February of 2024, 2025 and 2026, respectively, subject to the executive’s continuous employment through the applicable payment date and exceptions in the employment and grant agreements and our executive severance plan. Restricted units are non-transferable during the restricted period. These awards will accrue distribution equivalents when we make partnership distributions, which will be paid out in cash upon the lapse of the restricted period along with the original awards. The continuous employment exceptions contained in the employment and grant agreements and our executive severance plan provide for continued vesting in qualifying termination situations, and include exceptions for double trigger change-in-control situations.
Under the merger agreement, if the proposed merger with Six Flags closes, these (and other) restricted units will be converted into a corresponding award relating to shares of the combined company’s common stock, with the number of shares of the combined company’s common stock subject to such converted award based on the Cedar Fair exchange ratio in the merger agreement. The converted Cedar Fair equity awards will remain outstanding and subject to the same terms and conditions as applied to the corresponding Cedar Fair equity award immediately prior to the applicable time, including vesting protections for qualifying terminations that occur within a period of 24 months following the closing date.

Merger Completion Awards
We approved transaction-based awards (the “Merger Completion Awards”) to Messrs. Zimmerman, Witherow, Fisher and Nurse and Ms. Sauls to recognize their efforts in connection with our entry into the merger agreement with Six Flags, and to facilitate successful completion of the transactions contemplated by the merger agreement. Messrs. Zimmerman, Witherow, Fisher and Nurse received unit-based awards, and Ms. Sauls' award would pay out in cash. All of the Merger Completion Awards are subject to the transaction closing and will only be earned if the transaction closing occurs.
Upon the closing, the unit-based Merger Completion Awards will be converted into corresponding awards denominated in shares of the combined company’s common stock, based on the Cedar Fair exchange ratio set forth in the merger agreement. 50% of the equity or cash, as applicable, subject to these awards would be payable 12 months after the grant date, and the other 50% of the equity or cash, as applicable, subject to these awards would be payable on June 4, 2025, subject to the continuous employment requirements of the awards. If the closing date is extended in accordance with the merger agreement, there would be corresponding extensions to the vesting dates of these awards.
Mr. Zimmerman received Merger Completion Awards with respect to a total of 114,737 units, with a portion of those units covered in a December award and a portion of those units covered in a February 2024 award. The number of units underlying each other named executive officer recipient's Merger Completion Awards are as follows: Mr. Witherow (50,994 units); Mr. Fisher (50,994 units) and Mr. Nurse (25,497 units). Ms. Sauls is eligible to receive $200,000 in cash under her Merger Completion Award.
Ms. Sauls' New Hire Award
We granted Ms. Sauls an additional 12,000 time-based restricted units upon her hire in March 2023. The award cliff vests on February 23, 2026 to enhance its retentive value. Accordingly, these restricted units are subject to transfer restrictions until February 2026, and Mr. Sauls must remain in continuous employment through the February 2026 vesting date subject to exceptions set forth in the Severance Plan. The award will accrue distribution equivalents when we make partnership distributions, which will be paid out in cash upon the lapse of the restricted period.
Prior Year Award Performance and Payout Determinations
2023 was the first year for which performance against the goals was measured under our 2021-2025 performance units. Our executives earned compensation from the 2021-2025 performance awards based on the Company’s achievement level relative to the 2023 functional currency Adjusted EBITDA target and based upon the additional leverage ratio reduction target.
The performance goals for 2023 functional currency Adjusted EBITDA under the 2021-2025 performance units and related payout scale were as follows (with amounts interpolated between the various levels):

2023 Functional Currency Adjusted EBITDA *	Payout as a Percentage of Target Number of Units
< $530,100,000	No Payout
= $530,100,000	50%
= $570,000,000	100%
= $598,500,000	150%
≥ $609,900,000	200%
*    See Compensation Discussion and Analysis - Compensation Performance Measures above for an explanation of how we compute this measure.
The Company achieved functional currency Adjusted EBITDA of $554 million in 2023, which resulted in achieving 97.3% of the 2023 functional currency Adjusted EBITDA performance target. As a result, 80% of the target number of potential 2021-2025 performance units were paid out in February 2024. Under the award terms, the executives will have additional opportunities to earn up to a total of 200% of the target number of potential units based on functional currency Adjusted EBITDA targets for 2024 and, if applicable, 2025. To earn units under the Adjusted EBITDA portion of the award in calendar years 2024 and 2025, the calculated payout must be incrementally higher than the prior year(s) and the units earned in those years will be limited to the incremental difference, if any. 2023 will not be re-tested when we assess performance achievement in the subsequent year(s).
Performance against the 2023 un-levered pre-tax free cash flow and net leverage ratio goals under the 2021-2025 performance units also was measured. We achieved a net leverage ratio of 4.2x for 2023. This achieved our goal of having a net leverage ratio less than 5.0x for 2023. Accordingly, an additional 50% of the target number of potential performance units will be payable under this component of the 2021-2025 awards in March 2025, subject to the continuous employment requirements of the awards.
The Company did not achieve its un-levered pre-tax free cash flow goal for 2023 under the 2021 performance units, which was to achieve un-levered pre-tax free cash flow equal to or greater than $400 million for 2023. Under the award terms, executives will have additional opportunities to earn units based upon un-levered pre-tax cash flow targets for 2024 and, if applicable, 2025. The targets become incrementally more challenging each year.
Under the merger agreement, if the proposed merger with Six Flags closes, these (and other) performance units will be converted into a corresponding award denominated in shares of the combined company’s common stock, with the number of shares of the combined company’s common stock subject to such converted award based on the Cedar Fair exchange ratio in the merger agreement. The converted Cedar Fair equity awards will remain outstanding and subject to the same terms and conditions as applied to the corresponding Cedar Fair equity award immediately prior to the applicable time, including vesting protections for qualifying terminations that occur within a period of 24 months following the closing date. Under the merger agreement, performance-based Cedar Fair equity awards will convert based on the greater of target and actual performance or, in the case of any performance period that is not in progress as of the closing effective time, target performance, as applicable. However, the Board may determine, at its discretion and subject to approval requirements in the merger agreement, that only a pro-rata portion of the target number of 2024-2026 performance units, based on the portion of the performance period completed prior to closing, will be converted into time-based restricted stock units of the combined company in connection with the merger. Performance-based Cedar Fair awards that are converted in the merger will not be subject to future performance-based vesting conditions (but will remain subject to service-based vesting conditions).
See Narrative to the Summary Compensation and Grants of Plan Based Awards Tables for further detail regarding these awards.
Employment Agreements, Post-Employment and Change in Control Compensation
We have multi-year employment agreements with Messrs. Zimmerman, Witherow and Fisher. Mr. Zimmerman’s employment agreement became effective in 2018 as part of our executive leadership transition process and continues until Mr. Zimmerman’s employment is terminated. Our agreements with Messrs. Witherow and Fisher automatically renewed in December 2023. The executives’ employment under these agreements continues through December 31, 2025, and the agreements automatically renewed for additional 24-month periods and will continue to renew unless terminated by one of the parties. In December 2023, Ms. Ford agreed to transition out of her role as Executive Vice President and Chief Marketing Officer and entered into a separation agreement with the Company. Ms. Ford remained employed with the Company in a non-executive role until March 29, 2024.
We adopted an executive severance plan in 2022 (the “Severance Plan”) for new executive officers and for certain other Company executives who do not have employment agreements. Mr. Nurse and Ms. Sauls accordingly participate in our Severance Plan and do not have employment agreements with the Company. See Potential Payments Upon Termination or Change in Control section for further discussion of our Severance Plan.
The employment agreements and the Severance Plan provide for certain benefits in termination and change-in-control situations. In addition, certain of our incentive plans contain termination and change-in-control provisions that apply to our named executive officers. The employment agreements and Severance Plan foster long-term retention while still allowing the Compensation Committee to exercise considerable discretion in designing incentive compensation programs. The agreements that would apply to our named executive officers in a termination and change-in-control situation are discussed in detail under the Potential Payments Upon Termination or Change in Control section below. The merger agreement with Six Flags specifies how equity awards will be treated in connection with the merger. See Narrative to the Summary Compensation and Grants of Plan Based Awards Tables - Treatment of Equity Awards Under the Merger Agreement.
Clawback Policy
The named executive officers’ incentive-based compensation is subject to our Clawback Policy. We adopted the clawback policy in October 2023 as required under the final exchange listing standards that implemented the clawback provisions of the final SEC rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Under our Clawback Policy, if the Company is required to prepare an accounting restatement, our Board shall require reimbursement or forfeiture of any excess incentive-based compensation received by any executive officer during the three (3) completed fiscal years immediately preceding the date on which the Company is required to make the restatement. Our employment agreements and certain other arrangements such as our equity awards also contain certain clawback provisions.
Retirement Programs
Our named executive officers participate in our tax-qualified Cedar Fair Retirement Savings Plan. This plan, or a similar plan, is available to all of our eligible employees and contains a 401(k) matching program. It also had a profit-sharing component through 2022, with the annual amount of the profit-sharing contribution determined by the Board, after consideration of the Compensation Committee’s recommendation. Our contributions to this plan for our named executive officers are included in the “All Other Compensation” column of the Summary Compensation Table.
Perquisites
We provide limited perquisites to certain of our named executive officers that we believe are reasonable, competitive and consistent with our overall compensation philosophy. When used, we believe that these benefits generally enhance the competitiveness of our compensation packages and represent a small percentage of overall compensation. The Company covers and reimburses commuting expenses for Mr. Nurse, including the cost of housing and transportation in connection with his travel to our office in Charlotte, NC. Amounts for such commuting expenses are included in the “All Other Compensation” column of the Summary Compensation Table.

RISK ASSESSMENT PROCESS
The Compensation Committee has reviewed our compensation programs and concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company. This risk assessment process included a review of the design and operation of our compensation programs, consultation with our compensation consultants at Semler Brossy, review of a risk assessment matrix which aided us in the process of identifying and evaluating situations or compensation elements that may raise material risks, and an evaluation of the controls and processes we have in place to manage those risks. Because we provide different types of compensation, consider various factors in assessing Company and individual performance, and the Compensation Committee retains discretion in certain compensation matters, we believe that our compensation program provides an effective and appropriate mix of incentives to help ensure the Company’s performance is focused on long-term value creation and does not encourage our executives to take unreasonable risks with respect to our business.
IMPACT OF TAX AND ACCOUNTING CONSIDERATIONS
In adopting various executive compensation plans and packages, as well as in making certain executive compensation decisions, particularly with respect to grants of unit-based long-term incentive awards, the Compensation Committee considers the accounting treatment and the anticipated financial statement impact of such decisions, as well as the anticipated dilutive impact on our unitholders.
As a result of our status as a Partnership, Section 162(m) of the Internal Revenue Code does not apply to Cedar Fair.
SECURITIES TRADING POLICY
Our Company has a policy that executive officers and non-employee directors may not purchase or sell our units when they may be in possession of nonpublic material information. In addition, this policy restricts short sale transactions and transactions involving put or call options relating to our securities, pledging of our securities, and holding of our securities in margin accounts.

Summary Compensation Table
The table below summarizes the total compensation paid to or earned by each of the named executive officers for the fiscal year ended December 31, 2023. The table also summarizes, for each of our named executive officers for 2023 who was also one of our named executive officers for 2022 and/or 2021, the total compensation paid to or earned by the officer for the fiscal years ended December 31, 2022 and 2021.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Unit Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (2)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
Richard A. Zimmerman	2023	$950,000	—	$4,999,979	—	$565,725	—	$19,812	$6,535,516
President and Chief Executive Officer	2022	$908,400	—	$4,375,035	—	$1,986,671	—	$15,676	$7,285,782
	2021	$850,000	—	$6,716,340	—	$2,416,125	—	$8,700	$9,991,165

Brian C. Witherow	2023	$578,200	—	$1,450,020	—	$229,545	—	$19,812	$2,277,577
Executive Vice President and Chief Financial Officer	2022	$561,400	—	$1,418,998	—	$820,205	—	$15,676	$2,816,279
	2021	$532,000	—	$2,114,268	—	$1,008,140	—	$8,666	$3,663,074

Tim V. Fisher	2023	$648,900	—	$1,660,022	—	$322,016	—	$19,812	$2,650,750
Chief Operating Officer	2022	$630,000	—	$3,783,005	—	$1,152,900	—	$15,676	$5,581,581
	2021	$600,000	—	$2,369,476	—	$1,421,250	—	$8,700	$4,399,426

Brian M. Nurse (4)	2023	$437,800	—	$749,997	—	$188,473	—	$43,823	$1,420,093
Executive Vice President, Chief Legal Officer and Corporate Secretary	2022	$425,000	—	$708,012	—	$619,863	—	$36,797	$1,789,672

Monica R. Sauls (5)	2023	$300,000	—	$1,025,621	—	$108,321	—	$11,077	$1,445,019
Senior Vice President and Chief Human Resources Officer

Kelley S. Ford (6)	2023	$437,100	—	$804,005	—	$188,172	—	$19,812	$1,449,089
Former Executive Vice President and Chief Marketing Officer	2022	$426,400	—	$804,034	—	$619,986	—	$15,676	$1,866,096
	2021	$402,000	—	$1,173,279	—	$761,790	—	$8,700	$2,345,769

(1)     The amounts in column (e) reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of unit-based awards other than options granted during the fiscal year ended December 31, 2023, 2022 or 2021, as applicable. The amounts included in this table for all performance unit and other incentive-based unit awards were computed based on the probable outcome of the applicable performance conditions on the grant date, which was the target level of performance for all goals applicable to such unit awards other than the unit-based Merger Completion Awards.
The 2023 amount for each executive includes the grant date fair value of the 2023 restricted unit awards and the grant date fair value of the performance unit awards for the 2023-2025 performance period. The ASC Topic 718 grant date fair value of the 2023-2025 performance unit awards by executive assuming target and maximum levels of performance are as follows: Mr. Zimmerman - $3,499,985 (target), $6,999,970 (maximum); Mr. Witherow - $1,015,005 (target), $2,030,010 (maximum); Mr. Fisher - $1,162,020 (target), $2,324,040 (maximum); Mr. Nurse - $524,985 (target), $1,049,970 (maximum); Ms. Sauls - $350,006 (target), $700,012 (maximum); and Ms. Ford - $562,812 (target), $1,125,624 (maximum). The 2023 amount for Ms. Sauls also includes the grant date fair value of an additional 12,000 time-based restricted units new hire award made to Ms. Sauls in March 2023. Messrs. Zimmerman, Witherow, Fisher and Nurse also received unit-based Merger Completion Awards related to the proposed merger with Six Flags. Since the consummation of the business combination was not deemed probable under ASC Topic 718, the grant date fair value of the unit-based Merger Completion Awards, based on the probable outcome of the performance condition at the grant date, is reflected as $0 in column (e). The grant date fair value of the number of units that would be earned under the December 2023 awards if the merger closing occurs would have been as follows: Mr. Zimmerman - $3,571,295; Mr. Witherow - $1,999,985; Mr. Fisher - $1,999,985; and Mr. Nurse - $999,992.
The 2022 amount for each executive includes the grant date fair value of the 2022 restricted unit awards and the grant date fair value of the performance unit awards for the 2022-2024 performance period. The ASC Topic 718 grant date fair value of the 2022-2024 performance unit awards by executive assuming target and maximum levels of performance are as follows: Mr. Zimmerman - $3,062,525 (target), $6,125,049 (maximum); Mr. Witherow - $993,276 (target), $1,986,552 (maximum); Mr. Fisher - $1,120,009 (target), $2,240,018 (maximum); Mr. Nurse - $495,609 (target), $991,217 (maximum); and Ms. Ford - $562,807 (target), $1,125,614 (maximum). The 2022 amount for Mr. Fisher also includes an additional 50,000 time-based restricted units award made to Mr. Fisher in August 2022 in recognition of Mr. Fisher's leadership and efforts in completing the sale of the land at California's Great America.

The 2021 amount for each executive includes the grant date fair value of the 2021 restricted unit awards, the grant date fair value of the performance unit awards for the 2021-2025 performance period, and the grant date fair value of the modified 2018-2020 performance unit awards. The modified 2018-2020 performance unit awards were part of the executives' targeted total direct compensation opportunities for 2018. However, the 2021 accounting expense in connection with the final payouts on these awards is included in this table in accordance with applicable SEC rules. The ASC Topic 718 grant date fair value of the 2021-2025 performance unit awards by executive assuming achievement of the targeted and maximum levels of performance on all three goals are as follows: Mr. Zimmerman - $4,759,953 (target), $7,139,930 (maximum); Mr. Witherow - $1,276,769 (target), $1,915,153 (maximum); Mr. Fisher - $1,440,031 (target), $2,160,047 (maximum); and Ms. Ford - $723,575 (target), $1,085,363 (maximum).
Assumptions used in the calculation of these amounts are discussed in Note 8 to the Partnership's audited financial statements for the fiscal year ended December 31, 2023, included in the Original Form 10-K.
(2)     The amounts in column (g) reflect cash incentive awards to the named executive officers for 2023, 2022 and 2021. See the discussion under Compensation Discussion and Analysis - Elements of Executive Compensation - Cash Incentive Awards and Narrative to Summary Compensation and Grants of Plan-Based Awards Tables – Cash Incentive Awards and Bonuses.
(3)     The amounts shown in column (i) reflect, for each named executive officer, 401(k) matching contributions and profit-sharing contributions. Prior to March 27, 2023, 401(k) matching contributions were 3% of pay and profit-sharing contributions were 4% of pay up to the respective limitations imposed under rules of the Internal Revenue Service. Beginning March 27, 2023, we increased 401(k) matching contributions from 3% of pay to 4% of pay and discontinued profit-sharing contributions. There were no 2021 profit-sharing contributions for the named executive officers, and no 2022 profit-sharing contributions for Mr. Nurse and no 2023 profit-sharing contributions for Ms. Sauls as they were not employed with us during the respective performance periods. The amounts shown in column (i) for Mr. Nurse also reflect $30,988 and $30,047 of commuting expenses, including the cost of housing and transportation in connection with his travel to our office in Charlotte, North Carolina, for 2023 and 2022, respectively. For additional discussion of contributions that we make for our named executive officers under our Retirement Savings Plan and of perquisites we provide our named executive officers, see Compensation Discussion and Analysis - Elements of Executive Compensation - Retirement Programs and Compensation Discussion and Analysis - Elements of Executive Compensation - Perquisites.
(4)    Mr. Nurse joined Cedar Fair as Executive Vice President, Chief Legal Officer and Corporate Secretary on November 15, 2021.
(5)    Ms. Sauls joined Cedar Fair as Senior Vice President and Chief Human Resources Officer on March 20, 2023.
(6)    Ms. Ford resigned as Executive Vice President and Chief Marketing Officer in December 2023. She remained an employee of Cedar Fair until March 29, 2024, serving in a non-executive role.

Grants of Plan-Based Awards Table for 2023

(a)	(b)	(c)		(d)		(e)		(f)		(g)		(h)		(i)		(j)	(k)	(l)
		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards						Estimated Future Payouts Under Equity Incentive Plan Awards						All Other Unit Awards: Number of Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/unit)	Grant Date Fair Value of Unit and Option Awards ($)
Name	Grant Date	Threshold ($)		Target ($)		Maximum ($)		Threshold (#)		Target (#)		Maximum (#)
Zimmerman	2/9/23	—		—		—		40,341	(2)	80,682	(2)	161,364	(2)	—		—	—	$3,499,985
	2/9/23	—		—		—		—		—		—		34,578	(3)	—	—	$1,499,994
	12/4/23	—		—		—		—		91,058	(4)	—		—		—	—	—	(4)
		$320,625	(1)	$1,425,000	(1)	$2,850,000	(1)	—		—		—		—		—	—	—

Witherow	2/9/23	—		—		—		11,699	(2)	23,398	(2)	46,796	(2)	—		—	—	$1,015,005
	2/9/23	—		—		—		—		—		—		10,028	(3)	—	—	$435,015
	12/4/23	—		—		—		—		50,994	(4)	—		—		—	—	—	(4)
		$130,095	(1)	$578,200	(1)	$1,156,400	(1)	—		—		—		—		—	—	—

Fisher	2/9/23	—		—		—		13,394	(2)	26,787	(2)	53,574	(2)	—		—	—	$1,162,020
	2/9/23	—		—		—		—		—		—		11,480	(3)	—	—	$498,002
	12/4/23	—		—		—		—		50,994	(4)	—		—		—	—	—	(4)
		$182,503	(1)	$811,125	(1)	$1,622,250	(1)	—		—		—		—		—	—	—

Nurse	2/9/23	—		—		—		6,051	(2)	12,102	(2)	24,204	(2)	—		—	—	$524,985
	2/9/23	—		—		—		—		—		—		5,187	(3)	—	—	$225,012
	12/4/23	—		—		—		—		25,497	(4)	—		—		—	—	—	(4)
		$93,033	(1)	$437,800	(1)	$875,600	(1)	—		—		—		—		—	—	—

Sauls	3/20/23	—		—		—		3,996	(2)	7,991	(2)	15,982	(2)	—		—	—	$350,006
	3/20/23	—		—		—		—		—		—		3,425	(3)	—	—	$150,015
	3/20/23	—		—		—		—		—		—		12,000	(5)	—	—	$525,600
		$53,468	(1)	$251,616	(1)	$503,233	(1)	—		—		—		—		—	—	—
		—		$200,000	(6)	$—	—	—		—		—		—		—	—	—

Ford	2/9/23	—		—		—		6,487	(2)	12,974	(2)	25,948	(2)	—		—	—	$562,812
	2/9/23	—		—		—		—		—		—		5,560	(3)	—	—	$241,193
		$92,884	(1)	$437,100	(1)	$874,200	(1)	—		—		—		—		—	—	—

(1)    Amounts reflect possible payouts under 2023 cash incentive awards that were based on the achievement of Company and individual performance measures. The threshold, target and maximum opportunities in column (c), (d) and (e), respectively, assume achievement of the threshold, target or maximum level of the Company performance goals, and assume 0% payout, 100% payout and 200% payout on the individual component. There was an additional level in between threshold and target for the Company performance goals for which 50% of that portion of the target award could have been earned, and there was an additional level in between target and maximum for the Company performance goals for which 150% of that portion of the target award could have been earned. There was no threshold for the individual performance component.
Actual amounts paid with respect to these awards are reported in column (g) of the Summary Compensation Table for 2023. See Compensation Discussion and Analysis - Elements of Executive Compensation - Cash Incentive Awards and Narrative to Summary Compensation and Grants of Plan-Based Awards Tables – Cash Incentive Awards and Bonuses.
(2)    Amounts reflect a multi-year performance unit award for the January 1, 2023 - December 31, 2025 performance period. The threshold, target and maximum potential number of performance units that may be earned are set forth in columns (f), (g) and (h), respectively. In addition to the threshold, target and maximum levels, there is an additional level in between target and maximum for which 150% of the target award could be earned. Payouts will be based on the level of achievement of cumulative un-levered pre-tax free cash flow versus specified levels of performance over the three-year period. See Compensation Discussion and Analysis - Elements of Executive Compensation - Long-Term Incentive Compensation - 2023-2025 Performance Unit Awards and Narrative to Summary Compensation and Grants of Plan-Based Awards Tables – Performance Unit Awards.
(3)    Amounts reflect time-based restricted units. The awards vest ratably over a three-year period beginning in February 2024. See Compensation Discussion and Analysis - Elements of Executive Compensation - Long-Term Incentive Compensation - 2023 Restricted Unit Awards and Narrative to Summary Compensation and Grants of Plan-Based Awards Tables - Restricted Unit Awards.

(4)    Amounts reflect unit-based awards in recognition of the named executive officers' efforts in connection with the definitive merger agreement with Six Flags. Units will only be earned if the closing occurs, and the amount in column (g) reflects the number of units that would be earned if the closing occurs. There are no threshold or maximum levels of achievement. 50% of the awards will be payable 12 months after December 4, 2023 and the other 50% of the awards will be payable 18 months after December 4, 2023. Since the consummation of the business combination was not deemed probable under ASC Topic 718, the grant date fair value is reflected as $0 in column (l). See Compensation Discussion and Analysis - Elements of Executive Compensation - Merger Completion Awards and Narrative to Summary Compensation and Grants of Plan-Based Awards Tables - Merger Completion Awards.
(5)    Amount reflects a time-based restricted unit new hire award to Ms. Sauls. The award vests on February 23, 2026. See Compensation Discussion and Analysis - Elements of Executive Compensation - Long-Term Incentive Compensation - Ms. Sauls' New Hire Award and Narrative to Summary Compensation and Grants of Plan-Based Awards Tables - Restricted Unit Awards.
(6)    Amount reflects a cash-based award in recognition of Ms. Sauls' efforts in connection with the definitive merger agreement with Six Flags. The award will only be earned if the closing occurs. 50% of the award will be payable 12 months after December 4, 2023 and the other 50% of the award will be payable 18 months after December 4, 2023. There is no threshold or maximum level of achievement. See Compensation Discussion and Analysis - Elements of Executive Compensation - Merger Completion Awards and Narrative to Summary Compensation and Grants of Plan-Based Awards Tables - Merger Completion Awards.
Narrative to Summary Compensation and Grants of Plan-Based Awards Tables
The description that follows summarizes the terms and conditions of our employment arrangements with Messrs. Zimmerman, Witherow, Fisher, and Nurse and Ms. Sauls. It also summarizes the terms of and the programs under which the compensation reflected in the tables for our named executive officers was awarded. Additional information is provided in the Compensation Discussion and Analysis and Potential Payments upon Termination or Change in Control sections. Ms. Ford was employed under an employment agreement, and we entered into a transition and release agreement with Ms. Ford in connection with her departure. See the Potential Payments upon Termination or Change in Control section (and the "Payments and Benefits in Connection with Ms. Ford's Separation" discussion therein) regarding her arrangements.
Employment Agreements
We have an employment agreement with Richard A. Zimmerman, our President and Chief Executive Officer, which was entered into in 2017, took effect in January 2018 and which will continue indefinitely until his employment is terminated under the terms of the employment agreement. The agreement establishes Mr. Zimmerman's base salary at an annual rate of $750,000 commencing in 2018 and provides that his base salary will be reviewed from time to time, but will not be subject to decrease except in the event of salary reductions applicable to substantially all of our senior executives. Under the agreement, during his employment period, Mr. Zimmerman is eligible to participate in our cash incentive compensation plans and equity incentive plans, including our 2016 Omnibus Incentive Plan, at a level appropriate to his respective position and performance, as determined by the Board. Per the terms of his employment agreement, his target cash incentive award for 2018 was 115% of his base salary. The agreement provides that his cash incentive targets will be reviewed from time to time but will not be subject to decrease except in the event of a target reduction applicable to substantially all of our senior executives.
The agreement provides that, if Mr. Zimmerman's employment is terminated, in certain situations he becomes fully vested in any equity awards made under Cedar Fair’s Omnibus Incentive Plan that vest within 18 months after his termination of employment. This 18-month provision does not apply to Mr. Zimmerman's Merger Completion Awards. The agreement provides for any Omnibus Plan equity awards to immediately vest upon a change in control; however, the employment agreement change in control provisions were waived or modified for Mr. Zimmerman's outstanding equity awards. Any calendar year cash incentive compensation awards are to be paid to Mr. Zimmerman at the same time as our other senior executives and no later than March 15 following the end of the year. Mr. Zimmerman generally must be employed on the last day of the year to receive a cash incentive award for that year, but the agreements specify certain situations where a termination of employment would not result in forfeiture of a cash incentive award. See the Potential Payments Upon Termination or Change in Control section for detailed descriptions of the above-described situations and other potential termination and change in control benefits. In addition, Mr. Zimmerman is eligible to participate in any benefit and compensation plans that we offer from time to time, including medical, disability, life insurance, 401(k) and deferred compensation plans, on the same basis as our other senior executives, and he is entitled to four weeks of annual paid vacation days. The agreement contains non-competition, confidentiality, non-disparagement and assignment of inventions provisions and a clawback provision in favor of Cedar Fair that is further described below.
Our employment agreements with Mr. Witherow (our Executive Vice President and Chief Financial Officer) and Mr. Fisher (our Chief Operating Officer) were automatically renewed on January 1, 2024. The executives’ employment under the agreements continues through December 31, 2025, subject to 24-month automatic renewal periods until either party provides written notice of its intent to terminate the agreement at least 60 days prior to the automatic renewal date. The agreements entitle each executive to receive a specified annual base salary, which will be reviewed from time to time but will not be subject to decrease except in the event of salary reductions applicable to substantially all of our senior executives. The minimum annual base salary amount specified in the agreement for Mr. Witherow, which was effective beginning January 2015, was $416,000. Mr. Fisher's agreement established his minimum base salary at an annual rate of $550,000 commencing in 2018. During the employment period, each executive is eligible to participate in our cash incentive compensation plans and equity incentive plans, including our Omnibus Incentive Plan, at a level appropriate to his or her position and performance, as determined by the Board. Any calendar year cash incentive awards are to be paid to the executive at the same time as our other senior executives and no later than March 15 following the end of the year. The executives generally must be employed on the last day of the year to receive a cash incentive award for that year, but the agreement specifies certain situations where a termination of employment would not result in forfeiture of a cash incentive award. The agreement also provides that, if employment is terminated in certain situations, the executive will become fully vested in any equity awards made under Cedar Fair’s Omnibus Incentive Plan that vest within 18 months after the termination of employment. This 18-month provision does not apply to the executive's Merger Completion Award. The agreement provides for any Omnibus Plan equity awards to immediately vest upon a change in control; however, the employment agreement change in control provisions were waived or modified for the named executive officers' outstanding equity awards.
Mr. Nurse and Ms. Sauls participate in our Severance Plan and do not have an employment agreement with the Company. For a description of the benefits under our Severance Plan, see the Potential Payments Upon Termination or Change in Control section. In addition, pursuant to a letter agreement between the Company and Mr. Nurse, the Company has agreed to reimburse Mr. Nurse for certain commuting expenses incurred in connection with his travel to our office in Charlotte, North Carolina, including the cost of airfare, airport parking and rental car expenses. Under the letter agreement, the Company also agreed to gross up applicable withholding taxes to the extent the commuting expense reimbursements are treated as Mr. Nurse’s taxable income. In 2023, the Company did not provide any other gross ups except an immaterial amount to Mr. Witherow for a holiday gift program.
See the Potential Payments Upon Termination or Change in Control section for detailed descriptions of those situations and other potential termination and change in control benefits for each of our NEOs. In addition, each executive is eligible to participate in any benefit and compensation plans that we offer from time to time, including medical, disability, life insurance, 401(k) and deferred compensation plans, on the same basis as our other senior executives (other than the CEO), and the executive is entitled to annual vacation days and reimbursement for reasonable business expenses incurred in performing his or her duties in accordance with policies that we maintain from time to time. Each agreement, as well as our Severance Plan, contains non-competition, confidentiality, non-disparagement and assignment of inventions provisions and a clawback provision in favor of Cedar Fair that is further described below.
Under the clawback provisions of our employment agreements, our Board may require an executive to return their incentive compensation paid or granted within the preceding twenty-four months, if (i) the payment was predicated upon achieving certain financial results that were subsequently the subject of a substantial restatement of Cedar Fair's financial statements filed with the Securities and Exchange Commission, (ii) the Board determines that the executive engaged in intentional misconduct that caused or substantially caused the need for the substantial restatement, and (iii) a lower payment would have been made based upon the restated financial results. Our named executive officers' incentive-based compensation also is subject to our Clawback Policy. For a discussion of the benefits that would be provided by the employment agreements in the event of each executive's death, retirement, disability or other terminations or upon a change in control, see Potential Payments Upon Termination or Change in Control in this Form 10-K/A.
Cash Incentive Awards and Bonuses
The amounts reported in column (g) of the Summary Compensation Table represent final payouts of the annual cash incentive awards for 2023, 2022 and 2021, which were tied to the achievement of performance measures and target award opportunities established by March of the applicable year. For 2023 and 2022 and for Messrs. Zimmerman, Witherow and Fisher, 90% of the target cash incentive award opportunities were based on a target for consolidated functional currency Adjusted EBITDA before incentive compensation expense for the year, and 10% of the target cash incentive award opportunities were based upon the achievement of individual performance goals. For 2023 and 2022 and for Mr. Nurse and Mses. Sauls and Ford, as applicable, 85% of the target cash incentive award opportunities were based on a target for consolidated functional currency Adjusted EBITDA before incentive compensation expense for the year, and 15% of the target cash incentive awards were based upon the achievement of individual performance goals. For 2021 and for all named executive officers, 70% of the target cash incentive award opportunities were based on consolidated functional currency Adjusted EBITDA targets, and 30% of the target cash incentive awards were based on achievement of Company-level strategic objectives. The targeted levels of Adjusted EBITDA performance for 2021 varied depending on the level of attendance achieved. For 2023, 2022 and 2021, payout of the Adjusted EBITDA portion of the award could range from 0% up to a maximum of 200% of the target award, and specific threshold, target and maximum levels of performance and related payout scales were established. In addition to the threshold, target and maximum levels, there was an additional level for the Adjusted EBITDA portion of the award between target and maximum for which 150% of the target award could be earned. For 2023 and 2022, we added a 25% threshold payout level to the performance / payout curve for achievement at 91% of target versus the historical 50% threshold payout level for achievement at 93% of target. The 2021 Adjusted EBITDA targets varied based on attendance levels, and there was an associated Adjusted EBITDA target and a range of potential payouts within each tier of attendance. The payout of the Adjusted EBITDA portion of the 2021 awards was capped at 125% if Adjusted EBITDA was negative. For 2023 and 2022, payout of the individual performance-based portion of the award could range from 0% to 200% and was dependent on the level of achievement of three individual goals. For 2021, payout of the strategic objective portion of the award could range from 0% to 200% and was dependent on the achievement of specific initiatives. The threshold, target and maximum cash incentive awards for 2023 are reported in columns (c), (d) and (e), respectively, of the Grants of Plan-Based Awards Table. For additional detail regarding our cash incentive award program and the 2023 cash incentive awards (including the percentage of 2023 base salary represented by each executive's target award opportunity, payout scales established, and the payout levels), see Compensation Discussion and Analysis - Elements of Executive Compensation - Cash Incentive Awards. No additional cash incentive awards or bonuses were awarded to our named executive officers for 2023, except for the cash-based Merger Completion Award granted to Ms. Sauls, see Compensation Discussion and Analysis - Elements of Executive Compensation - Merger Completion Awards.
Option Awards
We did not grant options to our named executive officers in 2023, 2022 or 2021.
Restricted Unit Awards
We made time-based restricted unit grants to our named executive officers in 2023, 2022 and 2021. The grant date fair values of restricted units are included in the applicable year's amounts in the Unit Awards column (e) of the Summary Compensation Table. The restricted period on the 2023, 2022 and 2021 awards will lapse upon the executive's continuous employment through the applicable vesting dates, as follows:

Grant:	2021 Restricted Unit Awards	2022 Restricted Unit Awards	2023 Restricted Unit Awards

Vesting Dates:	1/3 - February 2022 (1)	1/3 - February 2023 (1)	1/3 - February 2024 (1)
	1/3 - February 2023 (1)	1/3 - February 2024 (1)	1/3 - February 2025
	1/3 - February 2024 (1)	1/3 - February 2025	1/3 - February 2026
(1)    Vested prior to the date of this 10-K/A.
The table above does not include: (1) the restricted unit new hire award to Mr. Nurse in November 2021, which vests on February 24, 2025; (2) the additional 50,000 time-based restricted unit award to Mr. Fisher in August 2022, which vests on August 23, 2025; and (3) the restricted unit new hire award to Ms. Sauls in March 2023, which vests on February 23, 2026.
The executive is unable to sell, transfer, pledge or assign restricted units during the applicable restricted period and will not receive any payments or partnership distributions during that period, but the executive may vote the restricted units during the restricted period. The restricted units accumulate distribution equivalents during the restricted period in the same form as any such distributions. Upon the expiration of the applicable restricted period, the units will thereafter be unrestricted and any accrued distribution equivalents will be paid promptly. Our employment agreements provide for 18 month continued vesting of these restricted units for qualifying terminations. Mr. Nurse and Ms. Sauls are entitled to continued vesting in a prorated portion of these restricted units for qualifying terminations under the Severance Plan adopted in 2022. Otherwise, executives will forfeit their restricted units and any distribution equivalents if they do not satisfy the continuous employment requirement, except in the cases of death, disability and retirement, and change in control. The named executive officers' outstanding restricted unit awards are subject to the change in control provisions in our 2016 Omnibus Incentive Plan; however, the restricted unit award agreements for Mr. Nurse (since his 2022 restricted unit award) and for Ms. Sauls modify the double trigger to a single trigger if our equity awards are not assumed or replaced following a change in control in which our units become exchangeable for the securities of another entity. See "Treatment of Equity Awards Under the Merger Agreement" regarding how these awards would be treated in connection with the proposed merger. For additional detail regarding the 2023 restricted unit awards, see Compensation Discussion and Analysis - Elements of Executive Compensation - Long-Term Incentive Compensation (and the "- 2023 Restricted Unit Awards" discussion therein).
Performance Unit Awards
We made performance unit awards to our named executive officers in 2023, 2022 and 2021. The grant date fair values of the performance unit awards granted, calculated in accordance with ASC Topic 718 and based upon the probable outcome of the performance conditions, are included in the 2023, 2022 and 2021 amounts set forth in the Unit Awards column (e) of the Summary Compensation Table, respectively.
2023-2025 Performance Unit Awards
The 2023 performance unit awards are subject to the level of achievement of cumulative un-levered pre-tax free cash flow versus the target set by the People, Culture & Compensation Committee for the January 1, 2023 through December 31, 2025 performance period. Executives are eligible to receive up to 200% of the target number of potential performance units for the applicable performance period. Payouts will be determined based on a sliding scale of performance objectives, and no awards will be paid if the threshold performance level is not achieved.
The 2023 performance unit awards will be payable in units if earned. Distribution equivalents are earned on the number of performance units that become payable after the grant date and before the payment date of the award. Any amounts earned under the 2023 performance unit awards would be paid after the end of the performance period and by March 2026. Our employment agreements provide for 18 month continued vesting of these performance awards following qualifying terminations. Mr. Nurse and Ms. Sauls are entitled to continued vesting in a prorated portion of the target number of potential 2023-2025 performance units following qualifying terminations under the Severance Plan. Otherwise, an executive must remain in continuous employment with us through the payment date or will forfeit the entire award, except in qualifying termination scenarios and subject to change in control provisions. Awards will be prorated in the event of death, disability or retirement. The 2023 performance unit awards are subject to the change in control provisions in our 2016 Omnibus Incentive Plan, and the award agreements provide for payment at target in qualifying scenarios; however, the agreements for Mr. Nurse and Ms. Sauls modify the double trigger to a single trigger if our equity awards are not assumed or replaced following a change in control in which our units become exchangeable for the securities of another entity. See "Treatment of Equity Awards Under the Merger Agreement" regarding how these awards would be treated in connection with the proposed merger. For additional detail regarding the 2023 performance units (including the payout scale for the awards), see Compensation Discussion and Analysis - Elements of Executive Compensation - Long-Term Incentive Compensation (and the "- 2023-2025 Performance Unit Awards" discussion therein).
2022-2024 Performance Unit Awards
The 2022 performance unit awards are subject to the level of achievement of cumulative un-levered pre-tax free cash flow versus the target set by the People, Culture & Compensation Committee for the January 1, 2022 through December 31, 2024 performance period. Executives are eligible to receive up to 200% of the target number of potential performance units for the applicable performance period. Payouts will be determined based on a sliding scale of performance objectives, and no awards will be paid if the threshold performance level is not achieved.
The 2022 performance unit awards will be payable in units if earned. Distribution equivalents are earned on the number of performance units that become payable after the grant date and before the payment date of the award. Any amounts earned under the 2022 performance unit awards would be paid after the end of the performance period and by March 2025. Our employment agreements provide for 18 month continued vesting of these performance awards following qualifying terminations. Mr. Nurse is entitled to continued vesting in a prorated portion of the target number of potential 2022-2024 performance units following qualifying terminations under the Severance Plan. Otherwise, an executive must remain in continuous employment with us through the payment date or will forfeit the entire award, except in qualifying termination scenarios and subject to change in control provisions. Awards will be prorated in the event of death, disability or retirement. The 2022 performance unit awards are subject to the change in control provisions in our 2016 Omnibus Incentive Plan, and the award agreements provide for payment at target in qualifying scenarios; however, Mr. Nurse's agreement modifies the double trigger to a single trigger if our equity awards are not assumed or replaced following a change in control in which our units become exchangeable for the securities of another entity. See "Treatment of Equity Awards Under the Merger Agreement" regarding how these awards would be treated in connection with the proposed merger.
2021-2025 Performance Unit Awards
The 2021 performance unit awards are subject to the level of achievement of functional currency Adjusted EBITDA, un-levered pre-tax free cash flow, and net leverage ratio goals. The 2021 awards have annual goals for each of 2023, 2024 and 2025 that increase each year, and there are several potential payout dates. Executives are eligible to receive up to 200% of a targeted number of potential performance units specified in the award agreements for the applicable performance period for the Adjusted EBITDA portion of the 2021 performance unit awards. Payouts on the Adjusted EBITDA portion of the awards are determined based on a sliding scale of performance objectives, and no awards would be paid if the threshold performance level is not achieved. Units under the Adjusted EBITDA portion of the award vest as they are earned starting with 2023 and become payable shortly after the end of the calendar year in which units are earned, subject to the executive remaining in continuous employment through the payment date except for certain qualifying terminations. The Company achieved 97.3% of the functional currency Adjusted EBITDA goal for 2023, resulting in payouts of 80% on that portion of the award. To earn units under the Adjusted EBITDA portion of the award in calendar years 2024 and 2025, the calculated payout must be incrementally higher than the prior year(s) and the units earned in those years will be limited to the incremental difference, if any. Once we have determined payout for a given year, that year will not be re-tested when we assess performance achievement in the subsequent year(s). Payouts of the Adjusted EBITDA portion of the award are based on the following scale (with amounts interpolated between the various levels and payout as a percentage of the target number of Adjusted EBITDA units): achievement of less than 93% of the applicable annual functional currency Adjusted EBITDA target (0% payout); achievement of 93% of the applicable annual functional currency Adjusted EBITDA target (50% payout); achievement of 100% of the applicable annual functional currency Adjusted EBITDA target (100% payout); achievement of 105% of the applicable annual functional currency Adjusted EBITDA target (150% payout); and achievement greater than or equal to 107% of the applicable annual functional currency Adjusted EBITDA target (200% payout).
Performance against the un-levered pre-tax free cash flow and net leverage ratio goals under the 2021 performance units was measured for 2023, and the Company exceeded its net leverage ratio reduction goal for 2023. Performance against the un-levered pre-tax free cash flow goals will be measured for each of 2024 and, if applicable, 2025, and the targets become incrementally more challenging each year. Executives are eligible to receive 50% of the number of potential performance units that would be payable for achieving target Adjusted EBITDA performance for each of the un-levered pre-tax free cash flow and net leverage ratio portions of the 2021 performance unit awards. Each of these additional goals will be determined to have achieved or not achieved with no interpolation for performance or payout. Once the un-levered pre-tax free cash flow goal or net leverage ratio goal has been achieved in a given year, additional units cannot be earned for achievement of such metric in the subsequent year(s). Payouts for the 2021 performance unit awards may thus range from 0% to 300%.
The 2021 performance unit awards are payable in units if earned. Distribution equivalents are earned on the number of performance units that become payable after the grant date and before the payment date of the award. The first payout on the Adjusted EBITDA portion of the 2021 performance units occurred in the first three months of 2024 (based on achievement of 2023 goals). The net leverage ratio portion of the 2021 performance units will be paid in the first three months of 2025, subject to continuous employment requirements. There are two additional potential payout dates for the 2024 and 2025 Adjusted EBITDA goals and the un-levered pre-tax free cash flow portion of these awards. Our employment agreements provide for 18 month continued vesting of these performance awards following qualifying terminations. Our Severance Plan adopted in 2022 also provides for 18 month continued vesting of these performance awards following qualifying terminations. Otherwise, an executive must remain in continuous employment with us through the payment date or will forfeit the entire award, except in qualifying termination scenarios and subject to change in control provisions. Awards will be prorated in the event of death, disability or retirement. The 2021 performance unit awards are subject to the change in control provisions in our 2016 Omnibus Incentive Plan, and the award agreements provide for payment at target in qualifying scenarios; however, see "Treatment of Equity Award Under the Merger Agreement" regarding how these awards would be treated in connection with the proposed merger.
2018-2020 Performance Unit Awards
Because of the significant disruption to our business from the COVID-19 pandemic, and the impact of the 2020 Adjusted EBITDA loss on the cumulative achievement for 2018-2020, three-year performance was below the threshold and none of the potential units would have been earned under the 2018-2020 performance unit awards. The People, Culture & Compensation Committee and Board decided to allow management the opportunity to potentially earn an award and to evaluate performance after completion of the performance period taking into account actual 2018-2019 Adjusted EBITDA achieved and management’s performance relative to the Company’s strategic goals established during 2020. We modified the 2018-2020 performance unit awards and approved payouts at 81.3% of the target number of units in February 2021. The modified grant date fair value of these awards, calculated in accordance with ASC Topic 718, are included in the 2021 amounts set forth in the Unit Awards column (e) of the Summary Compensation Table.
Merger Completion Awards
We made additional transaction-based awards (the “Merger Completion Awards”) to certain named executive officers in recognition of their efforts in connection with Cedar Fair's entry into a definitive merger agreement with Six Flags and to facilitate successful completion of the transactions contemplated by the merger agreement. Messrs. Zimmerman, Witherow, Fisher and Nurse received unit-based awards, and Ms. Sauls’ award would pay out in cash. All of the Merger Completion Awards are subject to the transaction closing and will only be earned if the transaction closing occurs. An executive must remain in continuous employment with us through the payment date or will forfeit the entire award.
Upon the closing, the unit-based Merger Completion Awards will be converted into corresponding awards denominated in shares of the combined company’s common stock, based on the Cedar Fair exchange ratio set forth in the merger agreement. 50% of the equity or cash, as applicable, subject to these awards would be payable 12 months after the grant date, and the other 50% of the equity or cash, as applicable, subject to these awards would be payable on June 4, 2025, subject to the continuous employment requirements of the awards. If the closing date is extended in accordance with the merger agreement, there would be corresponding extensions to the vesting dates of these awards. Distribution equivalents are earned in cash on the Merger Completion Awards. Since the consummation of the business combination was not deemed probable under ASC Topic 718, the grant date fair value of the unit-based Merger Completion Awards is reflected as $0 in the Unit Awards column (e) of the Summary Compensation Table. The units covered by Mr. Zimmerman’s December 2023 Merger Completion Award are reflected in column (h) of the Grants of Plan-Based Awards Table. Mr. Zimmerman received a Merger Completion Award covering an additional 23,679 units in February 2024.
Treatment of Equity Awards Under the Merger Agreement
Under the merger agreement, if the proposed merger with Six Flags closes, restricted units will be converted into a corresponding award relating to shares of the combined company’s common stock, with the number of shares of the combined company’s common stock subject to such converted award based on the Cedar Fair exchange ratio in the merger agreement. Also under the merger agreement, if the proposed merger with Six Flags closes, performance units will be converted into a corresponding award denominated in shares of the combined company’s common stock, with the number of shares of the combined company’s common stock subject to such converted award based on the Cedar Fair exchange ratio in the merger agreement. The converted Cedar Fair equity awards will remain outstanding and subject to the same terms and conditions as applied to the corresponding Cedar Fair equity award immediately prior to the applicable time, including vesting protections for qualifying terminations that occur within a period of 24 months following the closing date. Under the merger agreement, performance-based Cedar Fair equity awards will convert based on the greater of target and actual performance or, in the case of any performance period that is not in progress as of the closing effective time, target performance, as applicable, and will not be subject to future performance-based vesting conditions (but will remain subject to service-based vesting conditions). The 2024-2026 performance units permit the Board to determine, at its discretion and subject to approval requirements in the merger agreement, that only a pro-rata portion of the target number of 2024-2026 performance units will be converted into time-based restricted stock units in connection with the merger.

Outstanding Equity Awards at Fiscal Year-End for 2023

	Option Awards					Unit Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)		(i)		(j)
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units That Have Not Vested (#) (1)		Market Value of Units That Have Not Vested ($) (2)		Equity Incentive Plan Awards: Number of Unearned Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Units or Other Rights That Have Not Vested ($)
Zimmerman						7,164	(3)	$298,022
						15,300	(4)	$636,480
						34,578	(5)	$1,417,698
						68,089	(6)	$2,709,934	(6)	89,039	(6)	$3,543,760	(6)
										111,860	(10)	$4,452,028	(10)
										83,081	(11)	$3,306,624	(11)
										91,058	(12)	$3,651,426	(12)
Witherow						2,989	(3)	$124,342
						4,962	(4)	$206,419
						10,028	(5)	$411,148
						18,264	(6)	$726,895	(6)	23,883	(6)	$950,555	(6)
										36,280	(10)	$1,443,944	(10)
										24,094	(11)	$958,941	(11)
										50,994	(12)	$2,044,859	(12)
Fisher						3,371	(3)	$140,234
						5,594	(4)	$232,710
						11,480	(5)	$470,680
						50,000	(7)	$2,080,000
						20,599	(6)	$819,820	(6)	26,937	(6)	$1,072,073	(6)
										40,908	(10)	$1,628,138	(10)
										27,583	(11)	$1,097,803	(11)
										50,994	(12)	$2,044,859	(12)
Nurse						1,275	(3)	$53,040
						2,476	(4)	$103,002
						5,187	(5)	$212,667
						10,000	(8)	$416,000
						7,791	(6)	$310,078	(6)	10,188	(6)	$405,486	(6)
										18,102	(10)	$720,460	(10)
										12,462	(11)	$495,988	(11)
										25,497	(12)	$1,022,430	(12)
Sauls						3,425	(5)	$139,398
						12,000	(9)	$488,400
										8,173	(11)	$325,285	(11)
Ford						1,694	(3)	$70,470
						2,812	(4)	$116,979
						3,707	(5)	$151,987
						10,351	(6)	$411,954	(6)	13,535	(6)	$538,709	(6)
										20,556	(10)	$818,129	(10)

(1)    Column includes restricted units.
(2)    The market values for restricted units were calculated by multiplying the closing market price of our units on December 31, 2023 as reported on the NYSE ($39.80), by the number of restricted units in column (g), and adding to that the amount of cash distribution equivalents accumulated on the restricted units from the grant date of the award through December 31, 2023. See Narrative to Summary Compensation and Grants of Plan-Based Awards Table – Restricted Unit Awards for additional detail.
(3)    Amounts represent 2021 restricted unit awards. These awards vested and were paid on February 26, 2024. These restricted units accumulated distribution equivalents during the restricted period that were payable in the same form as accrued when the awards vested. Distribution equivalents accumulated as of the fiscal year-end are reflected only in column (h) as all distribution equivalents on the restricted units were accrued in cash.

(4)    Amounts represent 2022 restricted unit awards. One half of these restricted units vested on February 26, 2024 and the remaining one half will vest on February 24, 2025. These restricted units accumulate distribution equivalents during the restricted period that will be payable in the same form as accrued when the awards vest. Distribution equivalents accumulated as of the fiscal year-end are reflected only in column (h) as all distribution equivalents on the restricted units have been accrued in cash.
(5)    Amounts represent 2023 restricted unit awards. One-third of these restricted units vested on February 26, 2024, and one-third will vest on February 24, 2025 and February 23, 2026. Ms. Ford forfeited the one-third of her restricted units that would have vested on February 23, 2026 upon termination. Therefore, for Ms. Ford, one-half of these restricted units vested on February 26, 2024 and the remaining one half will vest on February 24, 2025. These restricted units accumulate distribution equivalents during the restricted period that will be payable in the same form as accrued when the awards vest. Distribution equivalents accumulated as of the fiscal year-end are reflected only in column (h) as all distribution equivalents on the restricted units have been accrued in cash.
(6)    Amounts represent 2021-2025 performance units that are contingent upon the level of achievement of consolidated functional currency Adjusted EBITDA, un-levered pre-tax free cash flow and net leverage ratio goals. The amounts set forth in column (g) include units and distribution equivalents earned as of December 31, 2023, including an 80% payout related to the 2023 consolidated functional currency Adjusted EBITDA goal and a 50% payout related to the 2023 net leverage goal. The payout related to the 2023 consolidated functional currency Adjusted EBITDA goal was paid in February 2024. The payout related to the 2023 net leverage goal will be payable during the first quarter of 2025. The amounts set forth in column (i) assume that the maximum number of remaining units are earned and assume the reinvestment in distribution equivalent units of partnership distributions on such remaining maximum number from the grant date of the award through December 31, 2023. The actual number of units and distribution equivalents earned will be determined (as applicable) following the end of 2024 and 2025. Any units earned under the remaining Adjusted EBITDA portions of the awards will vest and be payable shortly after the end of the calendar year in which units are earned. Any units earned under the un-levered pre-tax free cash flow portion of the awards would be payable in early 2025 (if goal is achieved in 2024) or early 2026 (if goal is achieved in 2025). Market value reported in column (h) is calculated by multiplying the actual number of units and distribution equivalent units earned through December 31, 2023 set forth in column (g) by the closing market price of our units as of December 31, 2023. Market value reported in column (j) is calculated by multiplying the maximum remaining number of units and distribution equivalent units through December 31, 2023 that may be earned set forth in column (i) by the closing market price of our units as of December 31, 2023.
(7)    Amount represents a restricted unit award to Mr. Fisher on August 23, 2022. The award vests on August 23, 2025. These restricted units accumulate distribution equivalents during the restricted period that will be payable in the same form as accrued when the awards vest. Distribution equivalents accumulated as of the fiscal year-end are reflected only in column (h) as all distribution equivalents on the restricted units have been accrued in cash.
(8)    Amount represents a restricted unit new hire award to Mr. Nurse on November 17, 2021. The award vests on February 24, 2025. These restricted units accumulate distribution equivalents during the restricted period that will be payable in the same form as accrued when the awards vest. Distribution equivalents accumulated as of the fiscal year-end are reflected only in column (h) as all distribution equivalents on the restricted units have been accrued in cash.
(9)    Amount represents a restricted unit new hire award to Ms. Sauls on March 20, 2023. The award vests on February 23, 2026. These restricted units accumulate distribution equivalents during the restricted period that will be payable in the same form as accrued when the awards vest. Distribution equivalents accumulated as of the fiscal year-end are reflected only in column (h) as all distribution equivalents on the restricted units have been accrued in cash.
(10)    Amounts represent 2022 performance units that are contingent upon the level of achievement of cumulative un-levered pre-tax free cash flow versus the target during the period from January 2022 through December 2024. The amounts set forth in column (i) assume that the maximum number of units are earned and assume the reinvestment in distribution equivalent units of partnership distributions on such maximum number from the grant date of the award through December 31, 2023. The actual number of units and distribution equivalents earned will be determined following the end of the performance period and would vest and be payable in units by March 2025. Market value reported in column (j) was calculated by multiplying the maximum number of units and distribution equivalent units through December 31, 2023 that may be earned set forth in column (i) by the closing market price of our units as of December 31, 2023.
(11)    Amounts represent 2023 performance units that are contingent upon the level of achievement of cumulative un-levered pre-tax free cash flow versus the target during the period from January 2023 through December 2025. The amounts set forth in column (i) assume that the target number of units are earned and assume the reinvestment in distribution equivalent units of partnership distributions on such target number from the grant date of the award through December 31, 2023. The actual number of units and distribution equivalents earned will be determined following the end of the performance period and would vest and be payable in units by March 2026. Market value reported in column (j) was calculated by multiplying the target number of units and distribution equivalent units through December 31, 2023 that may be earned set forth in column (i) by the closing market price of our units as of December 31, 2023. For additional information regarding these awards, see Compensation Discussion and Analysis - Elements of Executive Compensation - Long-Term Incentive Compensation - 2023-2025 Performance Unit Awards.
(12)    Amounts represent unit-based Merger Completion Awards that are contingent upon the closing of the proposed merger with Six Flags and reflect the number of units that would be earned if the merger closing occurs. These unit-based awards accumulate distribution equivalents that will be payable in the same form as accrued when the awards vest. Distribution equivalents accumulated as of the fiscal year-end are reflected only in column (j) as all distribution equivalents on these unit-based awards have been accrued in cash. The equity and distributions earned upon closing will be payable 50% 12 months after December 4, 2023 and 50% 18 months after December 4, 2023. Market value reported in column (j) was calculated by multiplying the target number of units that may be earned set forth in column (i) by the closing market price of our units as of December 31, 2023 plus the value of distribution equivalents earned through December 31, 2023. For additional information regarding these awards, see Compensation Discussion and Analysis - Elements of Executive Compensation - Merger Completion Awards.

Option Exercises and Units Vested in 2023

	Option Awards			Unit Awards
(a)	(b)	(c)		(d)		(e)
Name	Number of Units Acquired on Exercise (#)	Value Realized on Exercise ($)		Number of Units Acquired on Vesting (#) (2)		Value Realized on Vesting ($) (2)
Zimmerman	32,929	$263,432	(1)	6,116	(3)	$283,171	(3)
				7,164	(4)	$331,693	(4)
				7,650	(5)	$354,195	(5)
Witherow	27,092	$216,736	(1)	2,551	(3)	$118,111	(3)
				2,989	(4)	$138,391	(4)
				2,482	(5)	$114,917	(5)
Fisher				2,878	(3)	$133,251	(3)
				3,371	(4)	$156,077	(4)
				2,799	(5)	$129,594	(5)
Nurse				2,550	(4)	$118,065	(4)
				1,238	(5)	$57,319	(5)
Sauls				—	(6)	$—	(6)
Ford	13,943	$112,241	(1)	1,205	(3)	$55,792	(3)
				1,694	(4)	$78,432	(4)
				1,406	(5)	$65,098	(5)
(1)    The value realized on the exercise of unit options is equal to the number of units acquired multiplied by the difference between the exercise price and the closing price of our units on the NYSE on the day before the date of exercise.
(2)    The amounts in column (d) reflect the total number of restricted units that vested for each executive in 2023. The amounts in column (e) do not reflect accrued distribution equivalents in the form of cash for restricted units.
(3)     Reflects the vesting and related value of one-third of the 2020 restricted unit awards granted in 2019. The value realized on the vesting of restricted units is calculated as the number of restricted units vested multiplied by the closing price of our units on the NYSE on the day before the date of vesting. In addition to the amounts in column (e), each named executive officer also received distribution equivalents in the form of cash for these units as follows: Mr. Zimmerman ($15,107), Mr. Witherow ($6,303), Mr. Fisher ($7,109) and Ms. Ford ($2,977).
(4)    Reflects the vesting and related value of one-third of the 2021 restricted unit awards. The value realized on the vesting of restricted units is calculated as the number of restricted units vested multiplied by the closing price of our units on the NYSE on the day before the date of vesting. In addition to the amounts in column (e), each named executive officer also received distribution equivalents in the form of cash for these units as follows: Mr. Zimmerman ($4,298), Mr. Witherow ($1,793), Mr. Fisher ($2,023), Mr. Nurse ($1,538) and Ms. Ford ($1,016).
(5)    Reflects the vesting and related value of one-third of the 2022 restricted unit awards. The value realized on the vesting of restricted units is calculated as the number of restricted units vested multiplied by the closing price of our units on the NYSE on the day before the date of vesting. In addition to the amounts in column (e), each named executive officer also received distribution equivalents in the form of cash for these units as follows: Mr. Zimmerman ($4,590), Mr. Witherow ($1,489), Mr. Fisher ($1,679), Mr. Nurse ($743) and Ms. Ford ($844).
(6)    Ms. Sauls joined Cedar Fair as Senior Vice President and Chief Human Resources Officer on March 20, 2023. She was not granted any awards that vested in 2023.

Pay Versus Performance Disclosure

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Year	Summary Compensation Table Total for PEO (1)	Compensation Actually Paid to PEO (1)	Average Summary Compensation Table Total for Non-PEO NEOs (2)	Average Compensation Actually Paid to Non-PEO NEOs (2)	Value of Initial Fixed $100 Investment Based On:		Net Income (Loss) (in thousands)	Functional Currency Adjusted EBITDA (in thousands) (4)
					Total Unitholder Return	Peer Group Total Unitholder Return (TSR) (3)
2023	$6,535,516	$5,806,727	$1,848,506	$1,603,003	$79.03	$88.49	$124,559	$554,352
2022	$7,285,782	$8,372,850	$3,013,407	$3,296,205	$79.72	$67.52	$307,668	$580,644
2021 (5)	$9,991,165	$10,624,247	$2,933,892	$2,962,471	$95.16	$135.66	$(48,518)	$331,396
2020 (5)	$1,437,733	$(3,110,511)	$787,701	$(767,643)	$74.79	$139.08	$(590,243)	$(309,114)
(1)    Mr. Zimmerman was the primary executive officer ("PEO") in all periods presented. Compensation Actually Paid to Mr. Zimmerman is derived from the Summary Compensation Table Total for each fiscal year by making the following deductions and additions for 2023, 2022, 2021 and 2020:

	2023	2022	2021	2020
Summary Compensation Table ("SCT") Total	$6,535,516	$7,285,782	$9,991,165	$1,437,733
Less:
SCT - Unit Awards	4,999,979	4,375,035	6,716,340	637,497
Prior fiscal year ("PY") fair value for awards that were forfeited during fiscal year ("CY")	—	—	—	4,139,387
Plus:
Fair value of awards granted during CY that were outstanding and unvested at PY	4,682,828	5,439,517	6,473,209	898,250
Change in fair value of awards granted in prior years that were unvested at PY	(785,718)	(318,879)	596,903	(549,718)
Change in fair value of awards granted in prior years that vested in CY	305,629	315,429	115,847	(151,817)
Grant date fair value of awards that were granted and vested in CY	—	—	163,463	—
Distributions paid on restricted unit awards during CY	68,451	26,036	—	31,925
Compensation Actually Paid	$5,806,727	$8,372,850	$10,624,247	$(3,110,511)
(2)    The 2023 non-primary executive officer named executive officers ("Non-PEO NEOs") included Messrs. Witherow, Fisher and Nurse and Mses. Sauls and Ford. The 2022 Non-PEO NEOs included Messrs. Witherow, Fisher and Nurse and Ms. Ford. The 2021 Non-PEO NEOs included Messrs. Witherow and Fisher, Ms. Ford, Mr. Craig A. Heckman, former Executive Vice President, Human Resources, and Mr. Duffield E. Milkie, former Executive Vice President and General Counsel. The 2020 Non-PEO NEOs included Messrs. Witherow, Fisher and Milkie and Ms. Ford. Compensation Actually Paid to the Non-PEO NEOs is derived from the average Summary Compensation Table Total for each fiscal year by making the following deductions and additions for 2023, 2022, 2021 and 2020:

	2023	2022	2021	2020
Summary Compensation Table ("SCT") Total	$1,848,506	$3,013,407	$2,933,892	$787,701
Less:
SCT - Unit Awards	1,137,933	1,678,512	1,551,155	299,100
Prior fiscal year ("PY") fair value for awards that were forfeited during fiscal year ("CY")	—	—	—	1,449,486
Plus:
Fair value of awards granted during CY that were outstanding and unvested at PY	940,386	1,925,121	1,188,835	421,440
Change in fair value of awards granted in prior years that were unvested at PY	(153,589)	(109,154)	279,877	(191,200)
Change in fair value of awards granted in prior years that vested in CY	75,117	128,793	60,055	(48,102)
Grant date fair value of awards that were granted and vested in CY	—	—	50,967	—
Distributions paid on restricted unit awards during CY	30,516	16,550	—	11,104
Compensation Actually Paid	$1,603,003	$3,296,205	$2,962,471	$(767,643)
(3)    The amounts set forth under the heading "Peer Group Total Unitholder Return (TSR)" reflect the comprehensive total unitholder return, as of the applicable fiscal year-end, of an initial investment of $100 as of December 31, 2019 into the S&P - Movies and Entertainment Index.
(4)    Functional Currency Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization, other non-cash items, and adjustments as defined in our credit agreement. This measurement differs from the Adjusted EBITDA amounts we report in our earnings releases and financial reports because functional currency Adjusted EBITDA is calculated using the functional currency of the country where the income or loss was earned (i.e., the Canadian dollar for our Canadian operations). See the discussion under Compensation Discussion and Analysis - Compensation

Performance Measures. Functional Currency Adjusted EBITDA is reported as the Company-selected measure for all periods presented but may not have been the most important measure for prior periods and may be a different measure in future years.
(5)    The COVID-19 pandemic had a material impact on our business in 2020, and to a lesser extent in 2021.
Disclosures Concerning Pay-Versus-Performance
This disclosure is being provided as required by the final rules issued by the Securities and Exchange Commission on August 25, 2022, and certain measures disclosed in the table above and discussed below, including “Compensation Actually Paid,” are calculated in accordance with those rules. The People, Culture & Compensation Committee did not consider these measures (other than Functional Currency Adjusted EBITDA) or calculations in setting compensation for the named executive officers or for linking executive compensation with Company performance for 2023 or any prior periods. For a description of the People, Culture & Compensation Committee’s processes, policies, and considerations when setting compensation and evaluating performance, please see Compensation Discussion and Analysis.
Relationship Between Company TSR and “Compensation Actually Paid”
Our TSR increased 6% over the disclosed period from $74.79 in 2020 to $79.03 at the end of 2023, but was significantly impacted (particularly in 2020) by the COVID-19 pandemic during that period. The "Compensation Actually Paid" to our PEO and non-PEO NEOs (on average) in 2020, in particular, reflect the challenges of that year at $(3,110,511) and $(767,643), respectively. "Compensation Actually Paid" increased in 2021, reflective of the recovery of our business and our unit price during that year to $10,624,247 for our PEO and $2,962,471 for our non-PEO NEOs (on average). For 2022, the "Compensation Actually Paid" to our PEO decreased to $8,372,850. "Compensation Actually Paid" to our non-PEO NEOs (on average) increased to $3,296,205 for 2022, but was affected by the granting of a one-time award to Mr. Fisher during the year and base salary increases for the non-PEO NEO's in 2022 (following no increases in 2021 in response to the COVID-19 pandemic). In 2023, "Compensation Actually Paid" to our PEO decreased to $5,806,727 and "Compensation Actually Paid" to our non-PEO NEOs (on average) decreased to $1,603,003. Thus, over the period “Compensation Actually Paid” generally increased in correlation with changes in the Company’s TSR, even though we have not used TSR as a metric for incentive compensation awards during the disclosed period. We believe this is because a significant portion of named executive officer compensation is granted through restricted unit awards and performance unit awards which track the Company’s unit price. In addition, we use financial metrics in our incentive plans, each of which may indirectly impact our unit price. Accordingly, as the Company’s unit price increases (and TSR likewise increases), we would expect the value of a named executive officer’s long-term incentives to generally increase in correlation. Similarly, as the Company’s unit price decreases, we would expect the value of a named executive officer’s long-term incentives to generally decrease in correlation.
Relationship Between Net Income and “Compensation Actually Paid”
The Company does not directly employ net income as a financial performance measure upon which named executive officer compensation may be earned. However, net income movements impact the metrics we use in our annual incentive plans and the cumulative Functional Currency Adjusted EBITDA metric used as the main metric for our 2021-2025 performance unit awards and as the sole metric in our performance units awarded in and prior to 2020. Accordingly, annual cash incentive awards were earned in all years presented by our PEO and non-PEO NEOs based on achievement against the applicable annual targets, except for in 2020 due to the severe disruption in our business due to the COVID-19 pandemic. The Company achieved 97.3% of the Functional Currency Adjusted EBITDA goal component of the 2021-2025 performance unit awards for 2023. Because of the severe disruption in our business because of the COVID-19 pandemic, however, the Company did not achieve any of its cumulative Functional Currency Adjusted EBITDA targets over the 2022, 2021 and 2020 periods presented, as those targets were set prior to the onset of the pandemic in anticipation of normalized operations and growth.
Relationship Between Functional Currency Adjusted EBITDA and “Compensation Actually Paid”
Reflective of the Company’s strategic objective to deliver consistent profitable growth, Functional Currency Adjusted EBITDA (as defined in our Compensation Discussion and Analysis above) has served as a key financial performance measure upon which annual cash incentive awards and long-term performance units could be earned throughout the period presented. Thus, Functional Currency Adjusted EBITDA in part would impact “Compensation Actually Paid” based on the Company’s achievement against the applicable targets. Over the four-year period, PEO Compensation Actually Paid increased 287% and non-PEO average Compensation Actually Paid increased 309%, while Functional Currency Adjusted EBITDA increased 279% over the same period. 2023 cash incentive awards were based on Functional Currency Adjusted EBITDA before incentive-compensation expenses as described in Compensation Discussion and Analysis - Compensation Performance Measures.
Comparison Between Company TSR and Peer Group TSR
Over the four-year period measured in the table above, the Company’s TSR has increased by approximately 5.7%, while the TSR of the S&P - Movies and Entertainment Index has decreased by approximately 36.4% over the same period.
Most Important Financial Measures
The below tabular list identifies the financial measures deemed by the People, Culture & Compensation Committee to be the most important financial measures for linking the compensation of the Company’s named executive officers to the performance of the

Company. See the discussion under Compensation Discussion and Analysis - Compensation Performance Measures for their definitions.

MOST IMPORTANT FINANCIAL MEASURES
•	Functional Currency Adjusted EBITDA
•	Functional Currency Adjusted EBITDA before incentive compensation expense
•	Un-Levered Pre-Tax Free Cash Flow
•	Net Leverage Ratio
Pay Ratio Disclosure
SEC rules require us to disclose the median of the annual total compensation of all employees (except our CEO), the annual total compensation of the CEO and the ratio of these two amounts for our last completed fiscal year.
We identified the median employee from a comparison of compensation information for all Company employees as of November 5, 2023 other than our CEO. The 2023 date for identifying the median employee differs from the 2022 date as the comparable Sunday for 2023, as compared to the 2022 date, was selected resulting in a calendar shift. Given the nature of our business, we rely heavily on seasonal, entry-level employees, some of whom only work one or two months per year. Consequently, as of the date we determined our median employee, seasonal employees accounted for 58.7% of our workforce. To identify the median employee, we used annual earnings reported to taxing authorities (for example, in the United States, information reported on W-2s), and ranked employees from highest to lowest. For purposes of this determination, compensation paid in Canadian dollars to our Canadian employees was converted to U.S. dollars using Canadian to U.S. dollar exchange rates, consistent with the exchange methodology used in our financial reporting. The median employee of all employees except the CEO was a seasonal employee.
Once we found the median employee, we computed the annual total compensation for 2023 for that employee in the same manner as total compensation is determined for the Summary Compensation Table. Accordingly, we determined that the median of the annual total compensation of all employees (except our CEO) was $14,650 for 2023. In 2023, Richard Zimmerman held the position of Chief Executive Officer of the Company. Mr. Zimmerman's compensation for 2023, calculated in the same manner as in the Summary Compensation Table, totaled $6,535,516. This resulted in an estimated CEO to median employee pay ratio of 446:1.
Potential Payments Upon Termination or Change in Control
The following summaries describe and quantify the payments that each named executive officer would receive if his or her employment with us were terminated or if we had a change in control. These payments and benefits derive from a combination of employment agreements, our Executive and Management Severance Plan (the "Severance Plan"), and our Omnibus Incentive Plans and related award agreements. In all cases, our severance arrangements, and the timing and amount of payments thereunder, are intended to comply with the requirements of Section 409A of the Code. We have quantified the potential payments assuming that the termination or change in control occurred on December 31, 2023 and the relevant unit price is the closing market price of our units on the NYSE on December 31, 2023, which was $39.80 per unit. Ms. Ford was not serving as an executive officer on December 31, 2023. Payments and benefits in connection with Ms. Ford's transition and release agreement and employment agreement are discussed and quantified separately under "Payments and Benefits in Connection with Ms. Ford's Separation".
Payments Pursuant to Employment Agreements or Severance Plan (other than in connection with a Change in Control)
The following information summarizes payments that our named executive officers will receive in the event of terminations without cause, as a result of death or disability, in connection with non-renewals of their employment agreements, as applicable, and in general. Descriptions of release requirements and restrictions relating to such payments and benefits, and of certain key defined terms, are provided at the end of this section. For information regarding payments in the event of a change in control, see "Payments Upon a Termination Following a Change in Control" below. For additional information regarding payments in the event of death, disability or retirement, see “Payments Upon Death, Disability or Retirement under our Incentive Plans” below.
Terminations without Cause or due to Disability and Resignations for Good Reason
If we terminate the employment of Messrs. Zimmerman, Witherow, Fisher or Nurse, or Ms. Sauls without cause or because of a disability, or if any of those executives resign for good reason (in each case, other than in connection with a change in control), each executive will be entitled to:
•Payment of accrued and unpaid base salary, reimbursement of business expenses and payment for accrued and unused vacation days, each as accrued as of the termination date, in a lump sum within 30 days following termination;
•Cash severance payments, as follows:
▪for Mr. Zimmerman, an amount equal to two times his base salary, payable in a single lump sum on the first regularly scheduled payroll date following the 60th day after the termination; or

▪for the other executives, an amount equal to one items base salary, payable at the same time salary otherwise would be paid to such executives over the 12-month period following termination, but with the first payment being made on the first regularly scheduled payroll date following the 60th day after the termination and including any payments that otherwise would be due earlier.
The amount of such cash severance payments will be reduced by any payments received from any short- or long-term disability plan maintained by us, where applicable;
•Any unpaid annual cash incentive award earned with respect to a calendar year ending on or before the date of termination, payable at the same time payment would have been made had the executive continued to be employed;
•A pro-rata portion of his or her annual cash incentive award for the calendar year of termination, based on actual performance (with certain qualitative performance criteria being deemed satisfied in full or to have fully met expectations), which amount will be prorated based on the number of days the executive is employed during the applicable year and payable at the same time payment is made to other senior executives and no later than March 15 of the next calendar year;
•Payment of the after-tax monthly Consolidated Omnibus Budget Reconciliation Act ("COBRA") continuation coverage premium under our medical plans (less the amount of the executive's contribution as if he or she was an active employee), until the earliest of twelve months after termination, the date the executive is no longer eligible for COBRA or the date that he or she obtains other employment with medical benefits, with the first COBRA premium payment being made following the timely delivery of a general release and including any amounts due prior thereto;
•For Messrs. Zimmerman, Witherow and Fisher, full vesting in any equity awards made under Cedar Fair’s Omnibus Incentive Plans that vest within 18 months after his termination of employment without cause or his resignation for good reason, unless otherwise specifically exempted from vesting by the terms of the underlying award agreement (as is the case for the Merger Completion Awards). Equity awards other than options that vest under this provision will be paid or vest on the scheduled payment date under the award agreement without regard to the continuous employment requirements or proration. Options that vest within the 18-month period will terminate 30 calendar days after the vesting date unless exercised;
•For Mr. Nurse and Ms. Sauls, pro-rata vesting of any equity awards (except for Mr. Nurse's 2021-2025 award and his Merger Completion Award) outstanding on the date of a qualifying termination of employment without cause or his or her resignation for good reason, based on the number of full months of the applicable performance period (for performance-based awards) or vesting period (for non-performance-based awards) completed prior to the date of termination and the target number of potential performance units (where applicable). Except for such proration and prorated target payouts (where applicable), equity awards other than options that vest under this provision will be paid or vest on the scheduled payment date under the award agreement without regard to the continuous employment requirements. Mr. Nurse would continue to vest and become fully vested in any payments under the 2021-2025 performance unit awards that are scheduled to vest within 18 months after his qualifying termination of employment without cause or resignation for good reason. Any unvested portions of Mr. Nurse’s 2021-2025 performance units that vest under this provision will be paid or vest on the scheduled payment date under the award agreement based on actual performance but without regard to the continuous employment requirements or proration; and
•All other accrued amounts or benefits the executive is due under our benefit plans, programs or policies (other than severance).
Death
If the employment of any of Messrs. Zimmerman, Witherow, Fisher or Nurse, or Ms. Sauls is terminated by reason of death, the executive or his or her legal representatives shall be entitled to:
•Payment of accrued and unpaid base salary, reimbursement of business expenses and payment for accrued and unused vacation days, each as accrued as of the termination date, in a lump sum within 30 days following termination;
•Any unpaid annual cash incentive award earned with respect to a calendar year ending on or before the date of termination, payable at the same time payment would have been made had the executive continued to be employed;
•A pro-rata portion of his or her annual cash incentive award for the calendar year of termination, based on actual performance (with certain qualitative performance criteria being deemed satisfied in full or to have fully met expectations), which amount will be prorated based on the number of days the executive is employed during the applicable year and payable at the same time payment is made to other senior executives and no later than March 15 of the next calendar year;
•Payment of the after-tax monthly COBRA continuation coverage premium under our medical plans for the executive's spouse and eligible dependents (less the amount of the executive's contribution as if he or she was an active employee) for a period of up to twelve months after executive's death, if permitted under applicable law; and

•All other accrued amounts or benefits the executive is due under our benefit plans, programs or policies (other than severance).
Non-Renewal
For each of Messrs. Witherow and Fisher, in certain situations where the executive’s employment agreement is not renewed (described below), the executive will be entitled to:
•Payment of accrued and unpaid base salary, reimbursement of business expenses and payment for accrued and unused vacation days, each as accrued as of the termination date, in a lump sum within 30 days following termination;
•An amount equal to his base salary, payable at the same time salary otherwise would be paid over the 12-month period following termination, but with the first payment being made on the first regularly scheduled payroll date following the 60th day after the termination and including any payments that otherwise would be due earlier;
•Any unpaid annual cash incentive award earned with respect to a calendar year ending on or before the date of termination, payable at the same time payment would have been made had the executive continued to be employed;
•Payment of the after-tax monthly COBRA continuation coverage premium under our medical plans (less the amount of the executive's contribution as if he was an active employee), until the earliest of twelve months after termination, the date the executive is no longer eligible for COBRA or the date that he obtains other employment with medical benefits, with the first COBRA premium payment being made following the timely delivery of a general release and including any amounts due prior thereto;
•All other accrued amounts or benefits the executive is due under our benefit plans, programs or policies (other than severance); and
•Full vesting in any equity awards made under Cedar Fair’s Omnibus Incentive Plans that vest within 18 months after his termination of employment, unless otherwise specifically exempted from vesting by the terms of the underlying award agreement (as is the case for the Merger Completion Awards), with such awards vesting and being paid as described above for terminations without cause or resignations for good reason.
Messrs. Witherow and Fisher will qualify for these non-renewal benefits if we are not willing to renew the employment agreement and the executive chooses to terminate his employment immediately following the employment period.
Other Terminations
If the executive's employment is terminated for any reason other than those described above or those described under "Payments Upon a Change in Control or a Termination Following a Change in Control," which we refer to in the tables below as “All Terminations,” the executive or his or her legal representatives will be entitled to receive a lump sum payment within 30 days following termination consisting of accrued and unpaid base salary, reimbursement of business expenses and payment for accrued and unused vacation days, each as accrued as of the date of termination. The executive also will be entitled to any unpaid annual cash incentive award earned with respect to a calendar year ending on or before the date of termination, payable at the same time payment would have been made had the executive continued to be employed, and all other accrued amounts or benefits the executive is due under our benefit plans, programs or policies (other than severance).
Releases and Restrictions; Certain Definitions
Any termination payments under the employment agreements and Severance Plan are subject to execution, timely delivery, and non-revocation of a general release in favor of Cedar Fair. In addition, each executive is subject to non-competition, non-solicitation, confidentiality, non-disparagement and cooperation provisions. The employment agreements provide that the non-competition and non-solicitation obligations last for a minimum of twelve months after termination (regardless of the reason for termination), and last twelve months plus the number of months for which he or she receives severance payments or 18-month continued equity vesting, subject to a 36-month cap under Mr. Zimmerman's employment agreement. The non-competition and non-solicitation period in the Severance Plan lasts for the period of employment and the eighteen months after termination (regardless of the reason for termination), and the Severance Plan has forfeiture provisions for competitive activity during any period of severance benefits, among other things.
Under the employment agreements and Severance Plan, “cause” means: (i) the executive's willful and continued failure to perform his or her duties or follow the lawful direction of the Board (or, for the executives other than Mr. Zimmerman, the Chief Executive Officer or the Board) or a material breach of fiduciary duty after written notice of the breach; (ii) theft, fraud, or dishonesty with regard to Cedar Fair or in connection with the executive's duties; (iii) indictment for or conviction of (or guilty or no contest plea to) a felony or any lesser offense involving fraud or moral turpitude; (iv) material violation of our code of conduct or similar written policies after written notice specifying the violation; (v) willful misconduct unrelated to us that has, or is likely to have, a material negative impact on us after written notice specifying the failure or breach; (vi) gross negligence or willful misconduct relating to our affairs; (vii) material breach by the executive of his or her employment agreement (or, for Mr. Nurse, breach of the Severance Plan); (viii) a final and non-appealable determination by a court or other governmental body that the executive has materially violated federal or state securities laws; or (ix) a breach or contravention of another employment agreement or other agreement or policy by virtue of the executive's employment with us or performance of his or her duties, or the existence of any other limitation on his or her activities on our behalf except for confidentiality obligations to former employers.
“Disability” means a physical or mental incapacity or disability that renders or is likely to render the executive unable to perform his or her material duties for either 180 days in any twelve-month period or 90 consecutive days, as determined by a physician selected by us.
“Good reason” means, without the executive's express consent: (i) any material diminution in his or her responsibilities, authorities or duties; (ii) any material reduction in the executive's (x) base salary, or (y) target cash incentive opportunity (except in the event of an across the board reduction in base salary or cash incentive opportunity applicable to substantially all of our senior executives); (iii) a material breach of the employment agreement (where applicable) by us; or (iv) a forced relocation of his or her place of employment by the greater of seventy (70) miles or the distance constituting a “material change in the geographic location” of the executive's place of employment under Section 409A. The events described in (iv) do not constitute "good reason" under Mr. Zimmerman's employment agreement. The events described in (i), (ii) and (iv) will not constitute “good reason,” nor will the events described in (iii) constitute "good reason" under Mr. Zimmerman's employment agreement, unless the executive notifies us in writing and we fail to cure the situation within the time periods specified in the agreement.
Payments upon Death, Disability or Retirement under our Incentive Plans
Any cash incentive awards outstanding at the time of death or retirement will be paid on a prorated basis. Our performance unit awards under the Omnibus Incentive Plans will be payable in the event of death or disability while employed by us, or retirement at age 62 or over from employment with us, with amounts being prorated where the death, separation from service due to disability or retirement occurs during the performance period. The proration under the 2021-2025 performance unit awards would depend upon the year in which amounts are earned. Restrictions on our outstanding restricted unit awards will lapse upon death, disability or retirement. Options awarded under the Omnibus Incentive Plans will expire on the earlier of the ten year anniversary of the grant date or the date that is thirty (30) days after a separation from service under the plan. The named executive officers also will receive payments in these situations as described above under “Payments Pursuant to Employment Agreements (other than in connection with a Change in Control).”
Payments upon a Termination Following a Change in Control
Our employment agreements with Messrs. Zimmerman, Witherow and Fisher, and the Severance Plan as it applies to Mr. Nurse and Ms. Sauls, provide for certain benefits and payments in the event of qualifying terminations following a change in control. Our incentive plans and award agreements also contain change-in-control provisions. Each of our incentive plans, award agreements, employment agreements and our Severance Plan uses the “change in control” definition provided by Section 409A of the Code or a definition based on the 409A definition. As a result, if a change in control occurs under one plan or agreement, it will trigger provisions under the other plans and agreements as well. “Change-in-control” events include:
•a change in ownership of the Partnership which generally would occur when a person or group acquires units representing more than 50 percent of the total fair market value or total voting power of the Partnership;
•a change in the effective control of the Partnership, which could occur even if a change in ownership has not occurred, and would occur if either (i) a person or group acquires units, all at once or over a period of 12 months, representing 30 percent or more of the total voting power of the Partnership, or (ii) a majority of our directors will have been replaced during a 12-month period by directors not endorsed by a majority of the Board before the date of appointment or election; or
•a change in ownership of a substantial portion of the assets of the Partnership, which would occur if a person or group acquires, all at once or over a period of 12 months, assets from us that have a total gross fair market value equal to or more than 40 percent of the total gross fair market value of all of our assets immediately before the acquisition(s), determined without regard to any liabilities associated with such assets.
Section 409A and its rules contain detailed provisions for determining whether a change-in-control event has occurred. The above descriptions of change-in-control events are general summaries only, and we refer you to Section 409A and its rules for additional detail.
Our employment agreements and Severance Plan contain double trigger change in control provisions, which means that two events must occur for a participant to receive payments under the change in control provision. First, a change in control must occur. Second, the executive's employment must be terminated within 24 months following the change in control. Terminations for “good reason” (as defined above) by the executive qualify for change in control protection in addition to involuntary terminations. Our 2016 Omnibus Incentive Plan has a double trigger change in control provision, subject to our award and employment agreement terms and Committee discretion. While most of the employment agreement change in control benefits are subject to the double trigger, the agreements also provide that any equity awards under our Omnibus Plans (including any successor plans) fully and immediately vest upon a change in control (i.e., a single trigger for the equity awards), with performance awards payable at target or as specified in the plan or the award terms. Our named executive officers with employment agreements have waived or modified the single trigger provisions for all of their outstanding equity awards. Accordingly, the double trigger plan provision applies under all of the outstanding performance and restricted unit awards for Messrs. Zimmerman, Witherow and Fisher. Mr.

Nurse's and Ms. Sauls' outstanding equity awards are subject to the double trigger change in control provisions in the Omnibus Plan; however, performance and restricted unit award agreements for grants in and after 2022 for Severance Plan participants, including Mr. Nurse and Ms. Sauls, modify the double trigger to a single trigger if our equity awards are not assumed or replaced following a change in control in which our units become exchangeable for the securities of another entity (at the target units for performance awards). The change in control provisions of the employment agreements, Severance Plan and Omnibus Plan do not apply to the Merger Completion Awards.
If we terminate the employment of Mr. Zimmerman, Mr. Witherow, Mr. Fisher or Mr. Nurse, or Ms. Sauls without cause (or, for Mr. Zimmerman, Mr. Witherow or Mr. Fisher, because of a disability) within 24 months following a change in control, or if any of those executives resign for good reason within 24 months following a change in control, the executive is entitled to the payments and benefits described above under “Payments Pursuant to Employment Agreements or Severance Plan (other than in connection with a Change in Control) - Terminations without Cause or due to Disability and Resignations for Good Reason,” except that:
•For Mr. Zimmerman, Mr. Witherow or Mr. Fisher, in lieu of his or her non-change in control severance or base salary continuation, as applicable:
▪Each executive other than Mr. Zimmerman will receive a lump sum severance amount equal to two and one-half times the executive's annual cash compensation for the year preceding the calendar year in which the change in control occurred, less $1; and
▪Mr. Zimmerman will receive a lump sum severance amount equal to three times annual cash compensation for the year preceding the calendar year in which the change in control occurred, less $1; and
◦The executive will have the right to continue medical and dental insurance coverage under COBRA during the 30-month period following the termination, and to receive monthly reimbursement of such COBRA continuation coverage premiums from us, if permitted by applicable law.
•For Mr. Nurse and Ms. Sauls, in lieu of his or her non-change in control severance or base salary continuation, Mr. Nurse and Ms. Sauls will receive a lump sum severance amount equal to two and one-half times his or her annual cash compensation for the year preceding the calendar year in which the change in control occurred; and
•For Mr. Nurse and Ms. Sauls, the pro-rata portion of his or her annual cash incentive award for the calendar year of termination, will be based on target performance (except, if such termination occurs on the last day of the calendar year, then it will be based on actual performance) and will be payable at in a lump sum on the next regularly scheduled payroll date following the sixtieth (60th) day after termination.
For purposes of our employment agreements, “cash compensation” with respect to any calendar year is defined as (a) the total salary payable, (b) target annual cash incentive compensation with respect to that calendar year, even if not paid during the year, and (c) with respect to any multi-year cash bonus, the amount actually paid. "Cash compensation" under our Severance Plan with respect to any calendar year is defined as (a) the total salary payable and (b) target annual cash incentive compensation with respect to that calendar year, even if not paid during the year. Any lump sum payments made pursuant to the employment agreements or Severance Plan in connection with a change in control will be paid on the next regularly scheduled payroll date following the sixtieth day after the termination, subject to the requirements of Section 409A.
In addition, upon a change in control triggering event, named executive officer equity incentive plan awards would vest or be paid as follows pursuant to the 2016 Omnibus Incentive Plan and award agreements:
•All performance awards will be deemed to have been earned and payable in full and any other restriction shall lapse and the awards will be paid within 30 days. Our outstanding performance awards will be deemed earned at the target level.
•All restrictions applicable to our outstanding restricted unit awards will lapse and restricted units will become fully vested and transferable.
•Unless the Committee determines otherwise, if we make “other unit awards” under the 2016 Omnibus Incentive Plan, all restrictions, limitations and other conditions applicable to such awards would lapse and those awards would become fully vested and transferable and be issued, settled or distributed, as applicable within 30 days. (These provisions do not apply to the Merger Completion Awards.)
•Unless the Committee determines otherwise, if we grant options or unit appreciation rights under the 2016 Omnibus Incentive Plan, any unvested options and unit appreciation rights would vest and become fully exercisable. Option holders could elect to “cash out” any options within 60 days for the difference between the price of the option and the fair market value per unit at the time of the election.
The merger agreement with Six Flags specifies how equity awards will be treated and converted in connection with the merger. See Narrative to Summary Compensation and Grants of Plan-Based Awards Tables – Treatment of Equity Awards Under the Merger Agreement for additional information.

Our executive employment agreements cap the present value of the aggregate payments, distributions and benefits provided to or for the executive's benefit which constitute parachute payments under Section 280G of the Code at 299% of the base amount (as defined for purposes of Section 280G) (the "280G cap"). If the present value exceeds the 280G cap, the payments, distributions and benefits to the executive will be reduced in the order specified in his or her employment agreement so that the reduced amount will result in no portion of his or her payments, distributions and benefits being subject to excise tax. We refer to this type of provision as a “280G cap and cutback provision” below. Our Severance Plan has a “280G best-net provision.” Under our Severance Plan, if the present value of the aggregate payments, distributions and benefits provided to or for the executive's benefit which constitute parachute payments under Section 280G exceeds the 280G cap, then such payments, distributions and benefits are either (i) paid and delivered in full, or (ii) paid and delivered in such lesser amount as would result in no portion of such payments, distributions and benefits being subject to the excise tax, whichever of the foregoing amounts (taking into account the applicable federal, state and local income taxes and the excise tax) results in the receipt on an after-tax basis of materially larger payments, distributions and benefits to the executive as determined by the Company.
Payments of change-in-control amounts or provisions of change-in-control benefits under the employment agreements and Severance Plan are conditioned upon the execution and non-revocation of a mutually acceptable separation agreement and release.
Payments and Benefits in Connection with Ms. Ford's Separation
We entered into a transition and release agreement (the “transition agreement”) with Ms. Ford in December 2023 in connection with her transition out of her role as Executive Vice President and Chief Marketing Officer of the Company. She remained a non-executive employee of Cedar Fair until March 29, 2024. The transition agreement provided that Ms. Ford will receive the severance and benefits set forth in Sections 6.1(b), (d), (e), and (f) of her employment agreement, subject to certain conditions. In accordance with the foregoing and subject to compliance with her obligations under the transition agreement and the employment agreement, Ms. Ford received or will receive: (i) twelve months of cash severance, payable at the same time salary otherwise would be paid over the 12-month period following termination ($437,100 in total over such period); (ii) a pro-rata portion of her 2023 annual cash incentive award ($188,172); (iii) payment of her portion of the after-tax monthly COBRA coverage premium for up to twelve months (estimated value of $18,431); and (iv) full vesting in equity awards made under our Omnibus Incentive Plan that are scheduled to vest within eighteen months of the date of termination, with such awards to be paid or vest on the scheduled payment date under the award agreement without regard to continuous employment requirements or proration. With respect to the foregoing clause (iv), Ms. Ford is eligible to continue to vest in the following (inclusive of distribution and distribution equivalents earned through December 31, 2023): 8,213 restricted units that will vest in 2024 or 2025, which we estimate had a value of $339,437 as of December 31, 2023; the units payable during the first quarter of 2024 under her 2021-2025 performance unit award based upon the achievement of the 2023 functional currency Adjusted EBITDA goal, which we estimate had a value of $253,510 as of December 31, 2023; the units payable during the first quarter of 2025 under her 2021-2025 performance unit award based upon the achievement of the 2023 net leverage ratio goal, which we estimate had a value of $158,444 as of December 31, 2023; any additional units earned under the remaining portion of her 2021-2025 performance unit award based upon functional currency Adjusted EBITDA and un-levered pre-tax free cash flow achievement during 2024, which vest and become payable during the first quarter of 2025, (we estimate that the maximum such potential additional units had a value of $538,709 as of December 31, 2023; any such additional potential 2021-2025 performance units not earned based upon 2024 performance would be forfeited); and up to 20,556 2022-2024 performance units (i.e., the maximum possible number of units that may be earned), which we estimate had a value of $818,129 as of December 31, 2023. The value of such equity awards will depend on the unit price as of such future payment dates, on distributions or distribution equivalents on such awards, and (for the 2021-2025 and 2022-2024 performance awards) on the level of achievement of each award. Ms. Ford is not eligible to continue to vest in her 2023-2025 performance award, as such award is scheduled to vest after eighteen months following Ms. Ford's date of termination. Ms. Ford is also eligible for outplacement services. Ms. Ford is subject to non-competition, non-solicitation, confidentiality, non-disparagement and cooperation provisions contained in her employment agreement, and her severance payments and continued equity vesting are subject to such provisions. The merger agreement with Six Flags specifies how equity awards will be treated and converted in connection with the merger. See Narrative to Summary Compensation and Grants of Plan-Based Awards Table – Treatment of Equity Awards Under the Merger Agreement for additional information.

Table of Potential Payments Upon Termination or Change in Control
The payments that would have been made to each of the named executive officers upon a termination of his or her employment, or a qualifying termination of employment following a change in control of the Partnership, as of December 31, 2023 are as follows:

Name/ Benefits and Payments Upon Separation	All Terminations	Termination Other than For Cause or For Good Reason		Termination upon Non-renewal		Disability		Death		Qualifying Termination upon Change in Control
Richard A. Zimmerman
Earned but unpaid salary	$41,644	$41,644		$—		$41,644		$41,644		$41,644
Severance	—	1,900,000		—		1,900,000		—		1,715,056	(1)
Incentive compensation	565,725	565,725		—		565,725		565,725		1,425,000
Restricted units	—	1,879,634	(3)	—		2,352,200		2,352,200		2,352,200
Performance units	—	10,705,722	(4)	—		10,323,921	(5)	10,323,921	(5)	7,614,934	(7)
Health benefits	—	13,334		—		13,334		13,334		55,884
Total	$607,369	$15,106,059	(6)	$—		$15,196,824		$13,296,824		$13,204,718
Brian C. Witherow
Earned but unpaid salary	$25,346	$25,346		$25,346		$25,346		$25,346		$25,346
Severance	—	578,200		578,200		578,200		—		2,806,999	(2)
Incentive compensation	229,545	229,545		229,545		229,545		229,545		578,200
Restricted units	—	604,860	(3)	604,860	(3)	741,910		741,910		741,910
Performance units	—	3,121,395	(4)	3,121,395	(4)	2,959,727	(5)	2,959,727	(5)	2,239,427	(7)
Health benefits	—	20,318		20,318		20,318		20,318		53,436
Total	$254,891	$4,579,664	(6)	$4,579,664	(6)	$4,555,046		$3,976,846		$6,445,318
Tim V. Fisher
Earned but unpaid salary	$28,445	$28,445		$28,445		$28,445		$28,445		$28,445
Severance	—	648,900		648,900		648,900		—		1,006,466	(1)
Incentive compensation	322,016	322,016		322,016		322,016		322,016		811,125
Restricted units	—	686,731	(3)	686,731	(3)	2,923,624		2,923,624		2,923,624
Performance units	—	3,520,031	(4)	3,520,031	(4)	3,343,253	(5)	3,343,253	(5)	2,541,787	(7)
Health benefits	—	14,165		14,165		14,165		14,165		41,020
Total	$350,461	$5,220,288	(6)	$5,220,288	(6)	$7,280,403		$6,631,503		$7,352,467
Brian M. Nurse
Earned but unpaid salary	$19,191	$19,191		$—		$19,191		$19,191		$19,191
Severance	—	437,800		—		437,800		—		2,125,000	(2)
Incentive compensation	188,473	188,473		—		188,473		188,473		188,473
Restricted units	—	502,762	(3)	—		784,709		784,709		784,709
Performance units	—	1,106,415	(4)	—		1,361,200	(5)	1,361,200	(5)	1,094,420	(7)
Health benefits	—	7,455		—		7,455		7,455		7,455
Total	$207,664	$2,262,096	(6)	$—		$2,798,828		$2,361,028		$4,219,248
Monica R. Sauls
Earned but unpaid salary	$17,534	$17,534		$—		$17,534		$17,534		$17,534
Severance	—	400,000		—		400,000		—		—	(2)
Incentive compensation	108,321	108,321		—		108,321		108,321		251,616
Restricted units	—	246,813	(3)	—		627,798		627,798		627,798
Performance units	—	212,028	(4)	—		108,428	(5)	108,428	(5)	321,653	(7)
Total	$125,855	$984,696	(6)	$—		$1,262,081		$862,081		$1,218,601
(1)    Amounts were decreased by $5,097,943 and $2,537,283 to comply with the 280G cap and cutback provision of Mr. Zimmerman's and Mr. Fisher's employment agreements, respectively. Pre-capped severance amount based on 2022 cash compensation, as defined in their employment agreements, and described above on pages 38-43, which reflects the salary and target annual cash incentive award for 2022. See Summary Compensation Table for increased 2023 salary versus 2022 and Grants of Plan-Based Awards Table for 2023 target cash incentive opportunity, which would result in higher severance amount for change in control and termination dates on and after January 1, 2024 (subject to the 280G cap and cutback provision).
(2)    Severance amount based on 2022 cash compensation is described above on pages 38-43, which reflects the base salary and target annual cash incentive award for 2022. See Summary Compensation Table for increased 2023 salary versus 2022 and Grants of Plan-Based Awards Table for 2023 target cash incentive opportunity, which would result in higher severance amount for change in control and termination dates on and after January 1, 2024 (subject to the 280G cap and cutback provision or best-net provision, where applicable). In accordance with the Severance Plan, the amount reported in the row "Severance" for Mr. Nurse is not reduced in respect of 280G because a reduced payment did not result in the best payment outcome, net of taxes, for him.

(3)    Amount includes the restricted units awarded to each of Messrs. Zimmerman, Witherow and Fisher in 2021 and 2022, and two-thirds of the restricted units awarded in 2023. The amount includes the restricted units awarded in 2021, 2022 and 2023 for Mr. Nurse, and restricted units awarded in 2023 for Ms. Sauls, pro-rated based on the number of full months of the applicable vesting period completed prior to the date of termination. Amount based on value of the units, including the value of any accumulated distribution equivalents, as of the assumed termination date. Value of this award depends on the unit price as of the later applicable payment dates and could differ from that assumed herein. Value of the restricted units also depends on the value of future partnership distributions made prior to the payment date.
(4)    Amount includes estimated possible payouts under the 2021-2025 performance unit awards for Messrs. Zimmerman, Witherow, Fisher and Nurse on the first potential payment date under those awards and estimated possible payouts under the 2022-2024 performance unit awards for Messrs. Zimmerman, Witherow and Fisher. Those estimates are calculated assuming that the maximum possible number of units that may be earned at the earliest possible payment date, are based on the value of the units as of December 31, 2023 and include distribution equivalents through such date. The total units that could become payable under those awards could be lower, however, and the final calculation could differ from these estimates depending on the level of performance actually attained and when such performance is achieved. Amounts also include prorated portions of Mr. Nurse's 2022-2024 performance unit award and Mr. Nurse's and Ms. Sauls' 2023-2025 performance unit award, based on the target number of units. Future distribution equivalents could also increase these amounts. Additionally, as payments would not be made until the scheduled payment dates, the value of the units would depend on the unit price as of the later applicable payment date(s) and on the value of future distributions made prior to the payment date(s).
(5)    If each of the named executive officers had died or had become disabled on December 31, 2023, he or she would be entitled to receive payment as provided in his or her 2021-2025, 2022-2024 and 2023-2025 performance unit awards as if he or she were employed on the applicable payment date. Any such payments from the performance awards would be prorated as of December 31, 2023, the date of death or disability, and would depend upon the level of attainment of the performance metrics. Ms. Sauls was not granted a 2021-2025 performance unit award or a 2022-2024 performance unit award, as she was not employed during those performance periods. Amounts in the table reflect an estimate of potential payouts under the 2021-2025, 2022-2024 and 2023-2025 performance unit awards. These estimates are calculated based on the maximum possible number of units that may be earned under the 2021-2025 and 2022-2024 performance unit award and the target number of units under the 2023-2025 performance unit awards. These estimates assume such amounts are earned at the earliest possible payment dates, are based on the value of the units as of December 31, 2023 and include distribution equivalents. The total units that could become payable and the final proration calculation could differ from these estimates, however, depending on the level of performance actually attained and when such performance is achieved. Future distribution equivalents could also increase the unit amount. Additionally, as payments would not be made until the scheduled payment dates, the value of the units would depend on the unit price as of the later applicable payment date(s) and on the value of future distributions made prior to the payment date(s).
(6)    Total value could be higher or lower depending upon the factors described in footnotes 3, 4 and 5.
(7)    Estimated at target for purposes of this table. See Narrative to Summary Compensation and Grants of Plan-Based Awards Tables – Treatment of Equity Awards Under the Merger Agreement regarding how these awards would be treated and converted in connection with the proposed merger.

Director Compensation
Director Compensation for 2024
The People, Culture & Compensation Committee of the Board of Directors recommends the fees paid to directors and board committee members for services in those capacities. The schedule of fees for 2024 is as follows:
1.    For service as a member of the Board, a retainer of $75,000 per annum, payable in cash quarterly, plus $1,500 payable in cash for attendance at each meeting of the Board after the 20th Board meeting, plus $150,000 per annum to be paid in limited partnership units, adjusted for fractional units as needed;
2.    For service as an Audit Committee member, a fee of $12,500 per annum (excluding committee chair); for service as a Nominating and Corporate Governance Committee member, a fee of $7,500 per annum (excluding committee chair); and for service as a People, Culture & Compensation Committee member, a fee of $10,000 per annum (excluding committee chair); and
3.    For service as Chairman of the Board of Directors, a fee of $125,000 per annum; for service as Chair of the Audit Committee of the Board, a fee of $25,000 per annum; for service as the Chair of the Nominating and Corporate Governance Committee, a fee of $15,000 per annum; and for service as the Chair of the People, Culture & Compensation Committee, a fee of $20,000 per annum. The payment for service as Chairman of the Board of Directors may be paid in cash, limited partnership units, or a combination of cash and units.
These fees are payable only to non-management directors. Management directors receive no additional compensation for service as a director. All directors receive reimbursement from the Partnership for reasonable expenses incurred in connection with service in that capacity. Additionally, all directors are to accumulate units equal to five times the annual cash retainer within five years of becoming a director. The directors have the option to elect to defer some or all of their annual equity payment. The deferred units accrue distribution equivalents and are paid out in cash, limited partnership units, or a combination of cash and units, upon the director’s departure from the Board.
Director Compensation for 2023
The table that follows summarizes the director compensation paid by the Partnership for the fiscal year ended December 31, 2023. The schedule of non-employee director fees for 2023 was as follows:
1.    For service as a member of the Board, a retainer of $75,000 per annum, payable in cash quarterly, plus $1,500 payable in cash for attendance at each meeting of the Board after the 20th Board meeting, plus $150,000 per annum to be paid in limited partnership units, adjusted for fractional units as needed;
2.    For service as an Audit Committee member, a fee of $12,500 per annum (excluding committee chair); for service as a Nominating and Corporate Governance Committee member, a fee of $7,500 per annum (excluding committee chair); and for service as a People, Culture & Compensation Committee member, a fee of $10,000 per annum (excluding committee chair); and
3.    For service as Chairman of the Board of Directors, a fee of $125,000 per annum; for service as Chair of the Audit Committee of the Board, a fee of $25,000 per annum; for service as the Chair of the Nominating and Corporate Governance Committee, a fee of $15,000 per annum; and for service as the Chair of the People, Culture & Compensation Committee, a fee of $20,000 per annum. The payment for service as Chairman of the Board of Directors may be paid in cash, limited partnership units, or a combination of cash and units.
These fees were payable only to non-management directors. Management directors received no additional compensation for service as a director. All directors receive reimbursement from the Partnership for reasonable expenses incurred in connection with service in that capacity.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name (1)	Fees Earned or Paid in Cash ($)	Unit Awards ($) (4)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nina Barton (2)	$51,322	$91,261	—	—	—	—	$142,583
Louis Carr	$96,034	$150,006	—	—	—	—	$246,040
Gina D. France (2)	$42,380	$58,770	—	—	—	—	$101,150
Michelle M. Frymire	$93,365	$150,006	—	—	—	—	$243,371
Daniel J. Hanrahan	$200,000	$150,006	—	—	—	—	$350,006
Jennifer Mason	$91,899	$150,006	—	—	—	—	$241,905
D. Scott Olivet	$102,500	$150,006	—	—	—	—	$252,506
Matthew A. Ouimet (3)	$56,802	$99,885	—	—	—	—	$156,687
Carlos A. Ruisanchez	$110,000	$150,006	—	—	—	—	$260,006
(1)Richard A. Zimmerman is not included in this table as Mr. Zimmerman was an employee of the Partnership in 2023 and did not receive any additional compensation for service as a director. The compensation to Mr. Zimmerman as an employee of the Partnership is shown in the Summary Compensation Table and our other Executive Compensation disclosures.
(2)Gina D. France did not stand for re-election to the Board at the 2023 Annual Meeting. Nina Barton was nominated and elected as her successor at the 2023 Annual Meeting.
(3)Matthew A. Ouimet resigned effective September 1, 2023.
(4)The amounts in column (c) reflect the grant date fair value computed in accordance with FASB ASC Topic 718 of units awarded to each member of the Board in 2023. For 2023, Mses. Frymire and Mason and Messrs. Hanrahan and Ruisanchez each received their annual equity payment in the form of 3,769 units, and Messrs. Carr and Olivet each received their annual equity payment in the form of 3,769 deferred units. Ms. France received the portion earned of her annual equity payment in the form of 1,306 units. Ms. Barton and Mr. Ouimet received the portion earned of their annual equity payments in the form of 2,293 units and 2,494 deferred units, respectively. As of December 31, 2023, Ms. Barton had 2,293 deferred units outstanding, Mr. Carr had 9,720 deferred units outstanding, Mr. Hanrahan had 17,774 deferred units outstanding, Mr. Olivet had 25,059 deferred units outstanding and Mr. Ruisanchez had 6,164 deferred units outstanding.
People, Culture & Compensation Committee Report
The People, Culture & Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this Form 10-K/A. Based on the review and discussions, the People, Culture & Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Partnership's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023.
D. Scott Olivet, Chair
Michelle McKinney Frymire
Carlos A. Ruisanchez
Compensation Committee Interlocks and Insider Participation
None of our directors who served on the People, Culture & Compensation Committee during 2023 were current or former officers or employees of the Partnership or had any relationship with us that would be required to be disclosed by us under applicable related party requirements. There are no interlocking relationships between the Partnership's executive officers or directors and the board or compensation committee of another entity.

Annex A to Item 11. Executive Compensation - Additional Reconciliations of Non-GAAP Financial Measures
A reconciliation of Adjusted EBITDA from net income and a reconciliation of in-park and out-of-park revenues for the second half of 2023 and 2022 follows:

	Six months ended
(In thousands)	December 31, 2023	December 31, 2022
Net income	$205,541	$345,405
Interest expense	72,275	73,603
Interest income	(2,126)	(3,070)
Provision for taxes	58,470	63,766
Depreciation and amortization	96,220	94,638
EBITDA	430,380	574,342
Loss on early debt extinguishment	—	1,810
Net effect of swaps	—	(3,700)
Non-cash foreign currency loss	1,540	14,008
Non-cash equity compensation expense	14,991	8,706
Loss on impairment / retirement of fixed assets, net	7,306	7,528
Gain on sale of land	—	(155,250)
Costs related to proposed merger (1)	22,287	—
Other (2)	853	2,372
Adjusted EBITDA	$477,357	$449,816
(1)    Consists of third-party investment banking, consulting and legal costs related to the proposed merger with Six Flags. These costs are added back to net income to calculate Adjusted EBITDA as defined in our current and prior credit agreements.

(2)    Consists of certain costs as defined in our current and prior credit agreements. These items are added back to net income to calculate Adjusted EBITDA and have included certain legal expenses, severance and related benefits and contract termination costs. This balance also includes unrealized gains and losses on short-term investments.
For additional information regarding Adjusted EBITDA, including how we define and use the measure, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 18-24 of the Original Form 10-K.

	Six months ended
(In thousands)	December 31, 2023	December 31, 2022
In-park revenues	$1,105,052	$1,106,660
Out-of-park revenues	141,555	137,223
Concessionaire remittance	(33,475)	(34,826)
Net revenues	$1,213,132	$1,209,057

Forward Looking Statements
Some of the statements contained in this report (including the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section) that are not historical in nature are forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements as to our expectations, beliefs, goals and strategies regarding the future. These forward-looking statements may involve current plans, estimates, expectations and ambitions that are subject to risks, uncertainties and assumptions that are difficult to predict, may be beyond our control and could cause actual results to differ materially from those described in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct, that our growth strategies will achieve the targeted results, that the proposed transaction with Six Flags will close or that the Company will realize the anticipated benefits thereof. Important risk factors that may cause such a difference and could adversely affect attendance at our parks, our future financial performance, our growth strategies and/or the proposed transaction, and could cause actual results to differ materially from our expectations or otherwise to fluctuate or decrease, include, but are not limited to: general economic conditions, the impacts of public health concerns; adverse weather conditions; competition for consumer leisure time and spending; unanticipated construction delays; changes in our capital investment plans and projects; the expected timing and likelihood of completion of the proposed transaction, including the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the proposed transaction; anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of the combined company’s operations and other conditions to the completion of the proposed transaction, including the possibility that any of the anticipated benefits of the proposed transaction will not be realized or will not be realized within the expected time period; the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; the outcome of any legal proceedings that may be instituted against Cedar Fair, Six Flags or their respective directors and others following announcement of the merger agreement and proposed transaction; the inability to consummate the transaction due to the failure to satisfy other conditions to complete the transaction; risks that the proposed transaction disrupts and/or harms current plans and operations of Cedar Fair or Six Flags, including that management’s time and attention will be diverted on transaction-related issues; the amount of the costs, fees, expenses and charges related to the transaction, including the possibility that the transaction may be more expensive to complete than anticipated; the ability of Cedar Fair and Six Flags to successfully integrate their businesses and to achieve anticipated synergies and value creation; potential adverse reactions or changes to business relationships resulting from the announcement or completion of the proposed transaction; legislative, regulatory and economic developments and changes in laws, regulations, and policies affecting Cedar Fair and Six Flags; potential business uncertainty, including the outcome of commercial negotiations and changes to existing business relationships during the pendency of the proposed transaction that could affect Cedar Fair’s and/or Six Flags’ financial performance and operating results; acts of terrorism or outbreak of war, hostilities, civil unrest, and other political or security disturbances; the impacts of pandemics or other public health crises, including the effects of government responses on people and economies; risks related to the potential impact of general economic, political and market factors on the companies or the proposed transaction; other factors we discuss from time to time in our reports filed with the Securities and Exchange Commission (the "SEC"); and those risks described in the registration statement on Form S-4 and the accompanying proxy statement/prospectus. Additional information on risk factors that may affect our business and financial results can be found in on the Original Form 10-K and in the filings we make from time to time with the SEC. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management
The following tables set forth the number and percentage of Partnership units beneficially owned by each of the Partnership's directors, each of the named executive officers, and all current directors and executive officers as a group as of April 19, 2024, and by each person known by the Partnership to own 5% or more of its units.
Directors, Board Nominees and Executive Officers

	Amount and Nature of Beneficial Ownership
Name of Beneficial Owner	Beneficial Ownership (1)		Voting Power (1)		Investment Power		Percentage of Units (2)
			Sole	Shared	Sole	Shared
Richard A. Zimmerman	325,388	(3)	325,388	—	258,515	—	*
Brian C. Witherow	190,572	(4)	188,204	2,368	168,549	2,368	*
Tim V. Fisher	121,179	(5)	121,179	—	48,721	—	*
Brian M. Nurse	27,974	(6)	27,974	—	6,044	—	*
Monica R. Sauls	18,479	(7)	18,479	—	580	—	*
Kelley S. Ford	61,023	(8)	61,023	—	57,764	—	*
Nina Barton	2,309	(9)	2,309	—	2,309	—	*
Louis Carr	10,234	(9)	10,234	—	10,234	—	*
Michelle M. Frymire	4,556		4,556	—	4,556	—	*
Daniel J. Hanrahan	56,211	(9)	56,211	—	56,211	—	*
Jennifer Mason	4,556		4,556	—	4,556	—	*
D. Scott Olivet	32,463	(9)	32,463	—	32,463	—	*
Carlos A. Ruisanchez	24,571	(9)	24,571	—	24,571	—	*
All directors and executive officers as a group (15 individuals) (10)	949,136		946,768	2,368	734,352	2,368	1.9%
*    Less than one percent of outstanding units.
(1)    Includes restricted units over which there is voting power, but no investment power, as follows: Mr. Zimmerman, 66,873; Mr. Witherow, 19,655; Mr. Fisher, 72,458; Mr. Nurse, 21,930; Ms. Sauls, 17,899; Ms. Ford, 3,259; and all executive officers and directors as of April 19, 2024 as a group (15 individuals) 212,416.
(2)    Each beneficial owner's ownership percentage has been calculated including any deferred units the beneficial owner has the right to acquire within 60 days after April 19, 2024. The ownership percentage of the directors and executive officers as a group has been calculated assuming any deferred units that the directors as a group have a right to acquire within 60 days after April 19, 2024.
(3)    Consists of 258,515 units as to which Mr. Zimmerman has sole voting and investment power which are directly owned by Mr. Zimmerman as of April 19, 2024 and the restricted units referenced in footnote 1.
(4)    Consists of 168,549 units as to which Mr. Witherow has sole voting and investment power which are directly owned by Mr. Witherow as of April 19, 2024 and the restricted units referenced in footnote 1; as well as 2,368 units for which he has shared voting and investment power.
(5)    Consists of 48,721 units as to which Mr. Fisher has sole voting and investment power which are directly owned by Mr. Fisher as of April 19, 2024 and the restricted units referenced in footnote 1.
(6)    Consists of 6,044 units as to which Mr. Nurse has sole voting and investment power which are directly owned by Mr. Nurse as of April 19, 2024 and the restricted units referenced in footnote 1.
(7)    Consists of 580 units as to which Ms. Sauls has sole voting and investment power which are directly owned by Ms. Sauls as of April 19, 2024 and the restricted units referenced in footnote 1.
(8)    Consists of 57,764 units as to which Ms. Ford has sole voting and investment power which are directly owned by Ms. Ford as of April 19, 2024 and the restricted units referenced in footnote 1.
(9)    Includes units which such directors have the vested right to acquire (within 60 days of April 19, 2024) through the conversion of deferred units under the director equity deferred compensation program upon termination of a service as a director of

Cedar Fair: Ms. Barton, 2,309; Mr. Carr, 9,789 units; Mr. Hanrahan, 17,900 units; Mr. Olivet, 25,237 units; and Mr. Ruisanchez, 6,208 units.
(10) The table only includes executive officers as of April 19, 2024. The unit amounts listed include a total of 61,443 units of limited partner interest which all executive officers and directors as of April 19, 2024 as a group have deferred equity compensation with the right to acquire within 60 days from April 19, 2024.
5% or Greater Unitholders

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Units
Morgan Stanley Morgan Stanley Strategic Investments, Inc. 1585 Broadway New York, NY 10036	4,669,409	(1)	9.1%
The Goldman Sachs Group, Inc. Goldman Sachs & Co. LLC 200 West Street New York, NY 10282	4,010,517	(2)	7.8%
ING Groep, N.V. PO Box 1800 Amsterdam, P7 1000 BV Amsterdam ING Financial Markets LLC 1133 Avenue of the Americas New York, NY 10036	3,798,700	(3)	7.4%
JPMorgan Chase & Co. 383 Madison Avenue New York, NY 10179	2,950,980	(4)	5.8%
(1)    Based upon a Schedule 13G/A filing by Morgan Stanley and Morgan Stanley Strategic Investments, Inc. on February 12, 2024. On the Schedule 13G/A, Morgan Stanley reported shared voting power over 4,587,352 units and reported shared dispositive power over and aggregate beneficial ownership of 4,669,409 units. Morgan Stanley Strategic Investments, Inc. reported shared voting power, shared dispositive power over and aggregate beneficial ownership of 4,535,168 units.
(2)    Based upon a Schedule 13G/A filing by The Goldman Sachs Group, Inc. and Goldman Sachs & Co. LLC ("Goldman Sachs") on February 6, 2024. On the Schedule 13G/A, Goldman Sachs reported shared voting power over 4,007,317 units and reported shared dispositive power over and aggregate beneficial ownership of 4,010,517 units.
(3)    Based upon a Schedule 13G/A filing by ING Groep, N.V. and ING Financial Markets LLC ("ING") on February 8, 2024. On the Schedule 13G/A, ING reported shared voting power, shared dispositive power over and aggregate beneficial ownership of 3,798,700 units.
(4)    Based upon a Schedule 13G filing by JP Morgan Chase & Co. ("JPMorgan") on February 6, 2024. On the Schedule 13G, JPMorgan reported shared voting power, shared dispositive power and aggregate beneficial ownership of 2,950,980 units.
Equity Compensation Plan Information
The following table sets forth information concerning units authorized or available for issuance under our equity compensation plan as of December 31, 2023:

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
See Note 8 in "Notes to Consolidated Financial Statements" in the Original Form 10-K for additional information regarding our equity incentive plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Certain Relationships and Related Transactions
There were no transactions that must be disclosed between the Partnership and our officers or directors, or any person related to our officers or directors, or with any holder of more than 5% of the outstanding units or any person related to such unitholder, during 2023 and through the date of this filing.
The Board's Corporate Governance Guidelines include policies and procedures for the review and approval of interested transactions, which are defined as transactions in which CFMI or the Partnership participate and any executive officer, director, beneficial owner of more than 5% of the Partnership's units, or immediate family member of any of the foregoing, has a direct or indirect material interest. The definition of interested transactions is intended to cover the types of transactions subject to Regulation S-K Item 404 and excludes certain types of transactions consistent with that regulation. The policy generally presumes a related party's interest to be material unless clearly incidental in nature or determined in accordance with the policy to be immaterial in nature.
Each executive officer and director is required to notify the Chair of the Nominating and Corporate Governance Committee of his or her intention to enter into, or to cause CFMI or the Partnership to enter into, an interested transaction. The Committee reviews the material facts of all interested transactions requiring its approval, and the disinterested members of the Committee either approve or disapprove the entry into the interested transaction. The policy also provides a mechanism for Committee review and ratification or modification of any interested transactions as to which advance approval is not feasible or that were entered into in error. In determining whether to approve or ratify a transaction, the Committee considers whether or not the transaction is in, or not inconsistent with, the best interests of the Partnership, taking into account the following (among other factors it considers appropriate): (i) the position within or relationship of the related party with the Partnership or CFMI, (ii) the extent of the related party's interest in the transaction, (iii) the business purpose for and reasonableness of the transaction, including available alternatives for achieving the business purpose, (iv) whether the terms of the transaction are comparable to those that could be negotiated with an unrelated third party, (v) whether the transaction impacts the independence or objectivity of the director or executive officer, and (vi) whether the transaction creates the perception of impropriety. Authority is delegated under the policy to the Chair of the Nominating and Corporate Governance Committee to pre-approve or ratify any interested transactions that do not involve a director and that are expected to involve less than $120,000, subject to subsequent review by the Committee. No director is allowed to participate in any discussion or approval of an interested transaction for which he or she is a related party, except for providing material information as to the transaction and for counting to determine the presence of a quorum to act on the transaction. An ad hoc committee of at least two independent directors may be designated by the Board where less than two members of the Committee would be available to review an interested transaction involving a member of a committee.
Board Independence
The Board has affirmatively determined that current Board members: Nina Barton, Louis Carr, Michelle M. Frymire, Daniel J. Hanrahan, Jennifer Mason, D. Scott Olivet, and Carlos A. Ruisanchez, meet the independence criteria of the NYSE listing standards and our Corporate Governance Guidelines. The Board has determined Richard A. Zimmerman is not independent because he is a current executive officer of the Partnership. The Board also determined that former directors, Gina D. France and Matthew A. Ouimet, who served as directors during 2023, met the independence criteria of the NYSE listing standards and our Corporate Governance Guidelines. In addition to the independence criteria contained in the NYSE listing standards, the Board has adopted additional standards to determine director independence. These standards are located in our Corporate Governance Guidelines on our website.
In making the independence determinations, the Board considered Ms. Mason's current position as Global Officer, Treasurer and Risk Management at Marriott International, Inc. In 2023, Cedar Fair paid approximately $350,000 of franchise fees to Marriott International, Inc. The Board determined that this relationship was not material and did not impair the independence of Ms. Mason.
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
Independent Registered Public Accounting Firm Services and Fees
The aggregate fees billed or expected to be billed for the audit and non-audit services provided to us by our principal accountant during the last two fiscal years are set forth below.

Type of Fees	2023	2022
Audit Fees	$1,746,843	$1,464,068
Audit-Related Fees	—	—
Tax Fees	293,162	319,876
Other Fees	610,046	3,790
Total	$2,650,051	$1,787,734
Audit Fees consist of fees billed or expected to be billed by Deloitte for professional services rendered for the 2023 and 2022 audits of the annual financial statements and internal control over financial reporting, the review of the financial statements included in Forms 10-Q, and other services in connection with statutory and regulatory filings.
Audit-Related Fees consist of fees billed or expected to be billed by Deloitte that principally include assurance services that are reasonably related to the performance of the audit or review of the Partnership's financial statements and other attestation services or consultations that are not reported under audit fees.
Tax Fees consist of fees billed or expected to be billed by Deloitte for services related to tax compliance ($260,641 and $265,323 for 2023 and 2022, respectively) and tax planning ($32,521 and $54,553 for 2023 and 2022, respectively).
Other Fees consist of fees for permitted services rendered by Deloitte that do not fit within the above category descriptions. In 2023, due diligence services rendered for the proposed merger with Six Flags were included within this category.
Audit Committee Pre-Approval Policy
The Audit Committee reviews and pre-approves each audit and non-audit service engagement with the Partnership's independent auditor, and pre-approved all services provided in 2023. The Audit Committee has adopted a policy providing pre-approval thresholds for permissible non-attest professional fees for services, including those non-attest services provided by Deloitte, on a fixed fee or time and material basis. Permissible non-attest fees up to $50,000 can be approved by the Chief Financial Officer or Chief Accounting Officer, greater than $50,000 require approval by the Chair of the Audit Committee and greater than $250,000 require approval by the full Audit Committee. Approvals by the Chief Financial Officer, Chief Accounting Officer or Chair of the Audit Committee are subject to ratification by the Audit Committee.
PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
The exhibits listed below are included as exhibits in this Form 10-K/A.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
104	The cover page from the Partnership's Annual Report on Form 10-K/A for the year ended December 31, 2023, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

DATED:     April 29, 2024
By:    Cedar Fair Management, Inc.
General Partner

/S/ Richard A. Zimmerman
Richard A. Zimmerman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/S/	Richard A. Zimmerman	Director, President and Chief Executive Officer	April 29, 2024
	Richard A. Zimmerman	(Principal Executive Officer)

/S/	Brian C. Witherow	Executive Vice President and Chief Financial Officer	April 29, 2024
	Brian C. Witherow	(Principal Financial Officer)

/S/	David R. Hoffman	Senior Vice President and Chief Accounting Officer	April 29, 2024
	David R. Hoffman	(Principal Accounting Officer)

/S/	Daniel J. Hanrahan	Chairman of the Board of Directors	April 29, 2024
Daniel J. Hanrahan

/S/	Nina Barton	Director	April 29, 2024
Nina Barton

/S/	Louis Carr	Director	April 29, 2024
Louis Carr

/S/	Michelle M. Frymire	Director	April 29, 2024
Michelle M. Frymire

/S/	Jennifer Mason	Director	April 29, 2024
Jennifer Mason

/S/	D. Scott Olivet	Director	April 29, 2024
D. Scott Olivet

/S/	Carlos A. Ruisanchez	Director	April 29, 2024
Carlos A. Ruisanchez