Form 10-Q
period 2024-03-31
CEDAR FAIR L P
filed 2024-05-09
CIK 811532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Units Outstanding as of May 3, 2024
Depositary Units (Representing Limited Partner Interests)	51,252,360
Page 1 of 25 pages

CEDAR FAIR, L.P.
FORM 10-Q CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2024	December 31, 2023	March 26, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$35,128	$65,488	$33,562
Receivables	61,530	79,513	54,386
Inventories	55,875	44,097	56,790
Prepaid insurance	10,496	4,925	9,927
Other current assets	27,158	14,817	29,498
	190,187	208,840	184,163
Property and Equipment:
Land	287,102	288,761	286,895
Land improvements	522,517	523,336	491,777
Buildings	987,558	991,424	930,054
Rides and equipment	2,119,743	2,125,726	2,033,143
Construction in progress	132,283	74,948	119,971
	4,049,203	4,004,195	3,861,840
Less accumulated depreciation	(2,365,627)	(2,368,862)	(2,240,995)
	1,683,576	1,635,333	1,620,845
Goodwill	263,182	264,625	262,273
Other Intangibles, net	48,796	49,062	48,707
Right-of-Use Asset	77,267	81,173	89,681
Other Assets	1,257	1,500	4,072
	$2,264,265	$2,240,533	$2,209,741
LIABILITIES AND PARTNERS’ DEFICIT
Current Liabilities:
Accounts payable	$52,847	$37,595	$66,196
Deferred revenue	225,692	183,689	198,532
Accrued interest	51,597	32,587	49,432
Accrued taxes	14,720	45,296	12,405
Accrued salaries, wages and benefits	13,674	37,421	23,942
Self-insurance reserves	27,389	30,784	27,384
Other accrued liabilities	38,347	35,354	33,627
	424,266	402,726	411,518
Deferred Tax Liability	56,958	63,403	62,679
Lease Liability	68,626	71,951	79,273
Other Liabilities	9,393	9,964	11,236
Long-Term Debt:
Revolving credit loans	158,000	—	170,000
Notes	2,277,941	2,275,451	2,268,275
	2,435,941	2,275,451	2,438,275
Commitments and Contingencies (Note 1)
Partners’ Deficit
Special L.P. interests	5,290	5,290	5,290
General partner	(7)	(6)	(8)
Limited partners, 51,252, 51,013 and 51,502 units outstanding as of March 31, 2024, December 31, 2023 and March 26, 2023, respectively	(751,215)	(602,947)	(815,254)
Accumulated other comprehensive income	15,013	14,701	16,732
	(730,919)	(582,962)	(793,240)
	$2,264,265	$2,240,533	$2,209,741

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per unit amounts)

	Three months ended
	March 31, 2024	March 26, 2023
Net revenues:
Admissions	$45,441	$39,529
Food, merchandise and games	38,858	32,064
Accommodations, extra-charge products and other	17,316	12,961
	101,615	84,554
Costs and expenses:
Cost of food, merchandise, and games revenues	11,611	10,381
Operating expenses	141,938	133,340
Selling, general and administrative	61,424	46,465
Depreciation and amortization	10,312	13,681
Loss on impairment / retirement of fixed assets, net	2,614	3,636
	227,899	207,503
Operating loss	(126,284)	(122,949)
Interest expense	34,696	32,129
Loss on foreign currency	5,240	3,999
Other income	(337)	(441)
Loss before taxes	(165,883)	(158,636)
Benefit for taxes	(32,416)	(24,090)
Net loss	(133,467)	(134,546)
Net loss allocated to general partner	(1)	(1)
Net loss allocated to limited partners	$(133,466)	$(134,545)

Net loss	$(133,467)	$(134,546)
Other comprehensive income, (net of tax):
Foreign currency translation	312	1,123
Other comprehensive income, (net of tax)	312	1,123
Total comprehensive loss	$(133,155)	$(133,423)
Basic loss per limited partner unit:
Weighted average limited partner units outstanding	50,667	51,645
Net loss per limited partner unit	$(2.63)	$(2.61)
Diluted loss per limited partner unit:
Weighted average limited partner units outstanding	50,667	51,645
Net loss per limited partner unit	$(2.63)	$(2.61)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT
(In thousands, except per unit amounts)

For the three months ended	Limited Partnership Units Outstanding	Limited Partners’ Deficit	General Partner’s Deficit	Special L.P. Interests	Accumulated Other Comprehensive Income	Total Partners’ Deficit
Balance as of December 31, 2022	52,563	$(612,497)	$(4)	$5,290	$15,609	$(591,602)
Net loss	—	(134,545)	(1)	—	—	(134,546)
Repurchase of limited partnership units	(1,246)	(54,646)	(3)	—	—	(54,649)
Partnership distribution declared ($0.300 per unit)	—	(15,568)	—	—	—	(15,568)
Limited partnership units related to equity-based compensation	185	2,255	—	—	—	2,255
Tax effect of units involved in treasury unit transactions	—	(253)	—	—	—	(253)
Foreign currency translation adjustment, net of tax $656	—	—	—	—	1,123	1,123
Balance as of March 26, 2023	51,502	$(815,254)	$(8)	$5,290	$16,732	$(793,240)

Balance as of December 31, 2023	51,013	$(602,947)	$(6)	$5,290	$14,701	$(582,962)
Net loss	—	(133,466)	(1)	—	—	(133,467)
Partnership distribution declared ($0.300 per unit)	—	(15,313)	—	—	—	(15,313)
Limited partnership units related to equity-based compensation	239	631	—	—	—	631
Tax effect of units involved in treasury unit transactions	—	(120)	—	—	—	(120)
Foreign currency translation adjustment, net of tax $832	—	—	—	—	312	312
Balance as of March 31, 2024	51,252	$(751,215)	$(7)	$5,290	$15,013	$(730,919)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

CEDAR FAIR, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended
	March 31, 2024	March 26, 2023
CASH FLOWS FOR OPERATING ACTIVITIES
Net loss	$(133,467)	$(134,546)
Adjustments to reconcile net loss to net cash for operating activities:
Depreciation and amortization	10,312	13,681
Non-cash foreign currency loss on USD notes	5,227	3,756
Non-cash equity based compensation expense	5,284	5,053
Non-cash deferred income tax benefit	(5,559)	(6,047)
Other non-cash expenses	3,106	4,287
Changes in assets and liabilities:
(Increase) decrease in receivables	17,866	16,465
(Increase) decrease in inventories	(11,874)	(11,550)
(Increase) decrease in other assets	(16,949)	(10,421)
Increase (decrease) in accounts payable	9,218	9,703
Increase (decrease) in deferred revenue	41,982	35,661
Increase (decrease) in accrued interest	19,010	17,259
Increase (decrease) in accrued taxes	(30,325)	(24,169)
Increase (decrease) in accrued salaries, wages and benefits	(23,703)	(29,344)
Increase (decrease) in other liabilities	(738)	3,069
Net cash for operating activities	(110,610)	(107,143)
CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(57,086)	(54,697)
Net cash for investing activities	(57,086)	(54,697)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on revolving credit loans	158,000	170,000
Repurchase of limited partnership units	—	(54,851)
Distributions paid to partners	(15,313)	(15,568)
Payment of debt issuance costs	—	(2,353)
Payments related to tax withholding for equity compensation	(4,653)	(2,798)
Other	(120)	(253)
Net cash from financing activities	137,914	94,177
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(578)	36
CASH AND CASH EQUIVALENTS
Net decrease for the period	(30,360)	(67,627)
Balance, beginning of period	65,488	101,189
Balance, end of period	$35,128	$33,562
SUPPLEMENTAL INFORMATION
Cash payments for interest	$14,476	$14,154
Interest capitalized	1,281	1,747
Net cash payments for income taxes	2,587	5,351
Capital expenditures in accounts payable	19,511	16,274
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

(1) Description of the Business and Significant Accounting Policies:
Our unaudited condensed consolidated financial statements included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2023, which were included in the Form 10-K filed on February 16, 2024. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission" or the "SEC"). These financial statements should be read in conjunction with the financial statements and the notes included in the Form 10-K referred to above.

Merger Agreement with Six Flags
On November 2, 2023, we announced that we entered into a definitive merger agreement to combine with Six Flags Entertainment Corporation (“Six Flags”) (NYSE: SIX). Subject to the terms and conditions set forth in the merger agreement, each issued and outstanding unit of limited partnership interest in Cedar Fair will be converted into the right to receive one (1) share of common stock of the new combined entity (subject to certain exceptions and as the same may be adjusted). Following the close of the transaction, the holders of units of Cedar Fair limited partnership interest will own approximately 51.2% of the outstanding shares of the combined company and the holders of Six Flags common stock will own approximately 48.8% of the outstanding shares of the combined company. The merger is expected to close in the first half of 2024, following regulatory approvals and satisfaction of other customary closing conditions. On March 12, 2024, Six Flags' stockholders voted to approve the adoption of the merger agreement. During the three months ended March 31, 2024, we incurred costs related to the proposed merger totaling $10.1 million, which included $6.4 million of third-party legal and consulting costs related to the transaction and $3.7 million of third-party integration consulting costs. These costs were recorded within "Selling, general and administrative" in the consolidated statement of operations and comprehensive loss.

Contingencies
We are a party to a number of lawsuits in the normal course of business. In the opinion of management, none of these matters, beyond what has been disclosed in this Form 10-Q, are expected to have a material effect in the aggregate on the unaudited condensed consolidated financial statements.

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

	Three months ended
(In thousands)	March 31, 2024	March 26, 2023
In-park revenues	$81,646	$68,303
Out-of-park revenues	23,265	19,225
Concessionaire remittance	(3,296)	(2,974)
Net revenues	$101,615	$84,554
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

Of the $183.7 million of current deferred revenue recorded as of January 1, 2024, 89% was related to season-long products. The remainder was related to deferred online transaction fees charged to customers, advanced resort reservations, advanced ticket sales, prepaid games cards, marina deposits and other deferred revenue. Approximately $14 million of the current deferred revenue balance as of January 1, 2024 was recognized during the three months ended March 31, 2024. As of March 31, 2024 and March 26, 2023, we had recorded $7.5 million and $9.5 million of non-current deferred revenue, respectively. The non-current deferred revenue balances in both periods primarily represented prepaid lease payments for a portion of the California's Great America parking lot. The prepaid lease payments are being recognized through 2027, or through the sale-leaseback period for the land under California's Great America.

Payment is due immediately on the transaction date for most products. Our receivable balance includes outstanding amounts on installment purchase plans which are offered for season-long products, and includes sales to retailers, group sales and catering activities which are billed. Installment purchase plans vary in length from three monthly installments to 12 monthly installments. Payment terms for billings are typically net 30 days. Receivables in a typical operating year are highest in the peak summer months and lowest in the winter months. We are not exposed to a significant concentration of customer credit risk. As of March 31, 2024, December 31, 2023 and March 26, 2023, we recorded a $9.2 million, $6.3 million and $7.9 million allowance for doubtful accounts, respectively, representing estimated defaults on installment purchase plans. The default estimate is calculated using historical default rates adjusted for current period trends. The allowance for doubtful accounts is recorded as a reduction of deferred revenue to the extent revenue has not been recognized on the corresponding season-long products.

(4) Long-Lived Assets:
Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable. In order to determine if an asset has been impaired, assets are grouped and tested at the lowest level for which identifiable, independent cash flows are available. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decrease in the market price of a long-lived asset; a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition; a significant adverse change in legal factors or in the business climate; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; past, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset; and a current expectation that a long-lived asset will be sold or disposed significantly before the end of its previously estimated useful life. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on the unaudited condensed consolidated financial statements. We concluded no indicators of impairment existed during the first three months of 2024 and the first three months of 2023. We based our conclusions on our financial performance projections, as well as an updated analysis of macroeconomic and industry-specific conditions.

(5) Goodwill and Other Intangible Assets:
Goodwill and other indefinite-lived intangible assets, including trade names, are reviewed for impairment annually, or more frequently if indicators of impairment exist. We concluded no indicators of impairment existed during the first three months of 2024 and the first three months of 2023. We based our conclusions on our financial performance projections, as well as an updated analysis of macroeconomic and industry-specific conditions.

Changes in the carrying value of goodwill for the three months ended March 31, 2024 and March 26, 2023 were:

(In thousands)	Goodwill
Balance as of December 31, 2023	$264,625
Foreign currency translation	(1,443)
Balance as of March 31, 2024	$263,182

Balance as of December 31, 2022	$263,206
Foreign currency translation	(933)
Balance as of March 26, 2023	$262,273

As of March 31, 2024, December 31, 2023, and March 26, 2023, other intangible assets consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 31, 2024
Other intangible assets:
Trade names (1)	$48,613	$(193)	$48,420
License / franchise agreements	1,320	(944)	376
Total other intangible assets	$49,933	$(1,137)	$48,796

December 31, 2023
Other intangible assets:
Trade names (1)	$48,934	$(190)	$48,744
License / franchise agreements	1,249	(931)	318
Total other intangible assets	$50,183	$(1,121)	$49,062

March 26, 2023
Other intangible assets:
Trade names (1)	$48,411	$(86)	$48,325
License / franchise agreements	1,243	(861)	382
Total other intangible assets	$49,654	$(947)	$48,707
(1)    Trade name amortization represents amortization of the California's Great America trade name. The gross carrying amount of the California's Great America trade name totals $0.7 million. Our other trade names are indefinite-lived.

(6) Long-Term Debt:
Long-term debt as of March 31, 2024, December 31, 2023, and March 26, 2023 consisted of the following:

(In thousands)	March 31, 2024	December 31, 2023	March 26, 2023

Revolving credit facility 9.1% YTD 2024; 8.4% YTD 2023	$158,000	$—	$170,000
Notes
2025 U.S. fixed rate senior secured notes at 5.500%	1,000,000	1,000,000	1,000,000
2027 U.S. fixed rate senior unsecured notes at 5.375%	500,000	500,000	500,000
2028 U.S. fixed rate senior unsecured notes at 6.500%	300,000	300,000	300,000
2029 U.S. fixed rate senior unsecured notes at 5.250%	500,000	500,000	500,000
	2,458,000	2,300,000	2,470,000
Less current portion	—	—	—
	2,458,000	2,300,000	2,470,000
Less debt issuance costs and original issue discount	(22,059)	(24,549)	(31,725)
	$2,435,941	$2,275,451	$2,438,275

Term Debt and Revolving Credit Facilities
In April 2017, we amended and restated our credit agreement (the "2017 Credit Agreement") which included a senior secured revolving credit facility and a senior secured term loan facility. During 2022, we fully repaid the term loan facility.

As of March 31, 2024, our total senior secured revolving credit facility capacity under the 2017 Credit Agreement, as amended, was $300 million with a Canadian sub-limit of $15 million. The senior secured revolving credit facility bore interest at Secured Overnight Financing Rate ("SOFR") plus 350 basis points ("bps") with a SOFR adjustment of 10 bps per annum and a floor of zero, required the payment of a 62.5 bps commitment fee per annum on the unused portion of the revolving credit facility, in each case without any step-downs, and was collateralized by substantially all of the assets of the Partnership. The senior secured revolving credit facility would have matured on February 10, 2028, provided that the maturity date would have been (x) January 30, 2025 if at least $200 million of the 2025 senior notes remained outstanding as of that date, or (y) January 14, 2027 if at least $200 million of the 2027 senior notes remained outstanding as of that date. Prior to an amendment entered into on February 10, 2023, borrowings under the senior secured revolving credit facility bore interest at LIBOR plus 350 bps or Canadian Dollar Offered Rate ("CDOR") plus 250 bps and matured in December 2023. There was $158.0 million of outstanding borrowings under the revolving credit facility as of March 31, 2024. The 2017 Credit Agreement, as amended, also provided for the issuance of documentary and standby letters of credit. After letters of credit of $19.9 million, we had $122.1 million of availability under our revolving credit facility as of March 31, 2024.

In May 2024, we entered into a new credit agreement (the "2024 Credit Agreement") that includes a new senior secured term loan facility and revolving credit facility. The revolving credit facility under the 2024 Credit Agreement replaced the revolving credit facility under the 2017 Credit Agreement. See the Subsequent Events footnote at Note 11 for additional information.

Notes
In April 2020, as a result of the anticipated effects of the COVID-19 pandemic, we issued $1.0 billion of 5.500% senior secured notes due 2025 ("2025 senior notes") in a private placement. The 2025 senior notes and the related guarantees were secured by first-priority liens on the issuers' and the guarantors' assets that secured all the obligations under the 2017 Credit Agreement, as amended. Interest was payable under the 2025 senior notes semi-annually in May and November, with the principal due in full on May 1, 2025. The 2025 senior notes were redeemed in full in May 2024 with proceeds from the new senior secured term loan facility under the 2024 Credit Agreement. See the Subsequent Events footnote at Note 11 for additional information.

In April 2017, we issued $500 million of 5.375% senior unsecured notes due 2027 ("2027 senior notes"). Interest is payable under the 2027 senior notes semi-annually in April and October, with the principal due in full on April 15, 2027. The 2027 senior notes may be redeemed, in whole or in part, at various prices depending on the date redeemed.

In June 2019, we issued $500 million of 5.250% senior unsecured notes due 2029 ("2029 senior notes"). Interest is payable under the 2029 senior notes semi-annually in January and July, with the principal due in full on July 15, 2029. The 2029 senior notes may be redeemed, in whole or in part, at any time prior to July 15, 2024 at a price equal to 100% of the principal amount of the notes redeemed plus a "make-whole" premium together with accrued and unpaid interest and additional interest, if any, to the redemption date. Thereafter, the 2029 senior notes may be redeemed, in whole or in part, at various prices depending on the date redeemed.

In October 2020, in response to the continuing effects of the COVID-19 pandemic, we issued $300 million of 6.500% senior unsecured notes due 2028 ("2028 senior notes"). Interest is payable under the 2028 senior notes semi-annually in April and October with the principal due in full on October 1, 2028. The 2028 senior notes may be redeemed, in whole or in part, at various prices depending on the date redeemed.

As market conditions warrant, we may from time to time repurchase our outstanding debt securities in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise.

Covenants
The 2017 Credit Agreement, as amended, included a senior secured leverage ratio of 3.75x Total First Lien Senior Secured Debt-to-Consolidated EBITDA (as defined in the 2017 Credit Agreement). This financial covenant was only required to be tested at the end of any fiscal quarter in which revolving credit facility borrowings were outstanding. We were in compliance with the applicable financial covenants under our credit agreement during the three months ended March 31, 2024.

Our credit agreement and fixed rate note agreements include restricted payment provisions, which could limit our ability to pay partnership distributions. Pursuant to the terms of the indenture governing the 2027 senior notes, which includes the most restrictive of these restricted payments provisions under the terms of our outstanding notes, if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio (as defined in the indenture governing the 2027 senior notes) is greater than 5.25x, we can still make restricted payments of $100 million annually so long as no default or event of default has occurred and is continuing. If our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.25x, we can make restricted payments up to our restricted payment pool. Our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was less than 5.25x as of March 31, 2024.

On November 9, 2023, we entered into supplemental indentures related to the 2025 senior notes, 2027 senior notes, 2028 senior notes and 2029 senior notes (the "Amendments") following receipt of requisite consents from the holders of the notes. The Amendments enable us to select November 2, 2023, the date the merger agreement with Six Flags was entered into, as the testing date for purposes of calculating, with respect to the proposed merger and related transactions, any and all ratio tests under those notes, each of which was satisfied when tested on November 2, 2023. To become operative, the Amendments require a payment upon or immediately prior to the consummation of the proposed merger.

See the Subsequent Events footnote at Note 11 for information regarding our financial covenants and restricted payment provisions under the 2024 Credit Agreement, which was entered into in May 2024.

(7) Fair Value Measurements:
The table below presents the balances of assets and liabilities measured at fair value as of March 31, 2024, December 31, 2023, and March 26, 2023 on a recurring basis as well as the fair values of other financial instruments, including their locations within the unaudited condensed consolidated balance sheets:

(In thousands)	Balance Sheet Location	Fair Value Hierarchy Level	March 31, 2024		December 31, 2023		March 26, 2023
			Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets (liabilities) measured on a recurring basis:
Short-term investments	Other current assets	Level 1	$293	$293	$319	$319	$366	$366
Other financial assets (liabilities):
2025 senior notes	Long-Term Debt (1)	Level 2	$(1,000,000)	$(997,500)	$(1,000,000)	$(996,250)	$(1,000,000)	$(987,500)
2027 senior notes	Long-Term Debt (1)	Level 1	$(500,000)	$(491,250)	$(500,000)	$(490,000)	$(500,000)	$(476,875)
2028 senior notes	Long-Term Debt (1)	Level 1	$(300,000)	$(300,000)	$(300,000)	$(298,125)	$(300,000)	$(290,250)
2029 senior notes	Long-Term Debt (1)	Level 1	$(500,000)	$(472,500)	$(500,000)	$(472,500)	$(500,000)	$(456,250)
(1)Carrying values of long-term debt balances are before reductions for debt issuance costs and original issue discount of $22.1 million, $24.5 million and $31.7 million as of March 31, 2024, December 31, 2023 and March 26, 2023, respectively.

The carrying value of cash and cash equivalents, revolving credit loans, accounts receivable, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments. There were no assets measured at fair value on a non-recurring basis as of March 31, 2024, December 31, 2023 or March 26, 2023.

(8) Loss per Unit:
Net loss per limited partner unit was calculated based on the following unit amounts:

	Three months ended
(In thousands, except per unit amounts)	March 31, 2024	March 26, 2023
Basic weighted average units outstanding	50,667	51,645
Diluted weighted average units outstanding	50,667	51,645
Net loss per unit - basic	$(2.63)	$(2.61)
Net loss per unit - diluted	$(2.63)	$(2.61)
There were approximately 0.9 million and 0.6 million potentially dilutive units excluded from the computation of diluted loss per limited partner unit for the three month periods ended March 31, 2024 and March 26, 2023, respectively, as their effect would have been anti-dilutive due to the net loss in the periods.

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

The Canadian government has issued draft Pillar Two legislation, which it intends to enact in 2024, that includes the Income Inclusion Rule and Qualified Domestic Minimum Top-Up Tax (as defined in the Global Minimum Tax Act). The Canadian legislation is expected to be effective for our fiscal year beginning January 1, 2024. We have performed an assessment of the potential exposure to Pillar Two income taxes. This assessment is based on the most recent information available regarding the financial performance of the constituent entities in the Partnership. We considered the applicable tax law changes on Pillar Two implementation in the relevant countries, and there is no material impact to our tax provision for the three months ended March 31, 2024. We will continue to evaluate the impact of these tax law changes on future reporting periods.

(10) Partners' Equity:
On August 3, 2022, we announced that our Board of Directors approved a unit repurchase program authorizing the Partnership to repurchase units for an aggregate amount of not more than $250 million. There were 1.2 million limited partnership units repurchased under the August 2022 repurchase program during the three months ended March 26, 2023 at an average price of $43.84 per limited partner unit for an aggregate amount of $54.6 million. There was no remaining availability under the August 2022 repurchase program following our repurchase of units under that program during April 2023. Accordingly, there were no limited partnership units repurchased under the August 2022 repurchase program during the three months ended March 31, 2024.

On May 4, 2023, we announced that our Board of Directors authorized the Partnership to repurchase additional units for an aggregate amount of not more than $250 million. There were no units repurchased under the May 2023 repurchase program during the three months ended March 31, 2024. There was $238.0 million of remaining availability under the May 2023 repurchase program as of March 31, 2024.

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

(11) Subsequent Events:
On May 1, 2024, we entered into the 2024 Credit Agreement, which includes a $1.0 billion senior secured term loan facility and a $300 million revolving credit facility. The revolving credit facility replaced the existing revolving credit facility under the 2017 Credit Agreement, as amended. The facilities provided under the 2024 Credit Agreement are collateralized by substantially all of the assets of the Partnership and its wholly owned domestic subsidiaries, subject to customary exceptions set forth in the 2024 Credit Agreement.

The senior secured term loan facility amortizes at 25 bps quarterly, or $10.0 million per year; matures on May 1, 2031; and bears interest at Term SOFR plus a margin of 200 bps per annum or base rate plus a margin of 100 bps per annum.

The revolving credit facility bears interest at Term SOFR or Term Canadian Overnight Repo Rate Average plus a margin of 200 bps per annum, or base rate or Canadian prime rate plus a margin of 100 bps per annum; matures on February 10, 2028, subject to a springing maturity date on the date that is 91 days prior to the final maturity of certain indebtedness in an aggregate outstanding principal amount greater than $200 million on such date; requires a commitment fee of 50 bps per annum on the unused portion of the revolving credit facility, which is subject to decrease to 37.5 bps upon achievement of a 3.0x Net First Lien Leverage Ratio (as defined in the 2024 Credit Agreement); and provides for the issuance of documentary and standby letters of credit.

With respect to the revolving credit facility only, the 2024 Credit Agreement includes a maximum Net First Lien Leverage Ratio (as defined in the 2024 Credit Agreement) financial maintenance covenant tested as of the last day of each quarter (beginning with the quarter ending June 30, 2024) except for the quarter in which the consummation of the proposed merger occurs. The maximum Net First Lien Leverage Ratio will be 3.75x prior to the consummation of the proposed merger, with step-ups in respect of quarters ending thereafter.

The 2024 Credit Agreement includes restricted payment provisions, which could limit our ability to pay partnership distributions. If our pro forma Net Secured Leverage Ratio (as defined in the 2024 Credit Agreement) is less than or equal to 2.50x, prior to the consummation of the merger, we can make unlimited restricted payments so long as no default or event of default has occurred and is continuing. If our pro forma Net Total Leverage Ratio (as defined in the 2024 Credit Agreement) is less than or equal to 5.25x, we can make restricted payments up to our Cumulative Credit (as defined in the 2024 Credit Agreement). Irrespective of any leverage calculations, we can make restricted payments not to exceed the greater of 7.0% of our Market Capitalization (as defined in the 2024 Credit Agreement) and $100 million annually prior to the consummation of the merger.

On May 2, 2024, the net proceeds from the senior secured term loan facility and cash on hand were used to redeem all of our 2025 senior notes. The redemption price was $1.0 billion in aggregate principal amount, plus accrued interest to the redemption date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to facilitate an understanding of our business and results of operations and should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q. This discussion should also be read in conjunction with our consolidated financial statements and related notes thereto, and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Merger Agreement with Six Flags:
On November 2, 2023, we announced that we entered into a definitive merger agreement to combine with Six Flags. Subject to the terms and conditions set forth in the merger agreement, each issued and outstanding unit of limited partnership interest in Cedar Fair will be converted into the right to receive one (1) share of common stock of the new combined entity (subject to certain exceptions and as the same may be adjusted). Following the close of the transaction, the holders of units of Cedar Fair limited partnership interest will own approximately 51.2% of the outstanding shares of the combined company and the holders of Six Flags common stock will own approximately 48.8% of the outstanding shares of the combined company. The merger is expected to close in the first half of 2024, following receipt of regulatory approvals and satisfaction of other customary closing conditions. On March 12, 2024, Six Flags' stockholders voted to approve the adoption of the merger agreement.

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

Management believes that judgment and estimates related to the following critical accounting policies could materially affect our unaudited condensed consolidated financial statements:
•Impairment of Long-Lived Assets
•Goodwill and Other Intangible Assets
•Self-Insurance Reserves
•Revenue Recognition
•Income Taxes
In the first quarter of 2024, there were no changes in the above critical accounting policies from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Three months ended March 31, 2024 vs. Three months ended March 26, 2023
First quarter operating results represent approximately 5% of our full-year net revenues and attendance. First quarter results include normal off-season operating, maintenance and administrative expenses at our seasonal amusement and water parks, daily operations at Knott's Berry Farm which is open year-round, limited operating days at a few of our seasonal amusement parks, and some out-of-park attractions, including limited hotel operations. The current three-month period included 117 operating days compared with 161 operating days for the three-month period ended March 26, 2023. The 44 operating day decrease was primarily attributable to fewer operating days at Carowinds, Kings Dominion and California's Great America. These parks were open additional days in January and February in the prior period that were not planned in the current period. This decrease in days was somewhat offset by an additional calendar week in the current period due to a fiscal calendar shift. As a result of the fiscal calendar shift, the current quarter included 13 weeks of results while the prior quarter included 12 weeks of results.

The following table presents key financial information for the three months ended March 31, 2024 and March 26, 2023:

	Three months ended		Increase (Decrease)
	March 31, 2024	March 26, 2023	$	%
	(Amounts in thousands, except per capita and operating days)
Net revenues	$101,615	$84,554	$17,061	20.2%
Operating costs and expenses	214,973	190,186	24,787	13.0%
Depreciation and amortization	10,312	13,681	(3,369)	(24.6)%
Loss on impairment / retirement of fixed assets, net	2,614	3,636	(1,022)	N/M
Operating loss	$(126,284)	$(122,949)	$(3,335)	(2.7)%

Other Data:
Attendance	1,349	1,059	290	27.4%
In-park per capita spending	$60.53	$64.47	$(3.94)	(6.1)%
Out-of-park revenues	$23,265	$19,225	$4,040	21.0%
Operating days	117	161	(44)	(27.3)%

N/M        Not meaningful due to the nature of the expense line-item.
For the three months ended March 31, 2024, net revenues increased $17.1 million, or 20.2%, compared with the three months ended March 26, 2023. The increase in net revenues reflected the impact of a 0.3 million-visit, or 27.4%, increase in attendance and a 21.0%, or $4.0 million, increase in out-of-park revenues, partially offset by the impact of a 6.1% decrease in in-park per capita spending to $60.53. The increase in attendance was primarily driven by higher season pass sales and improved weather at Knott's Berry Farm, and the inclusion of an additional calendar week in the current period. These factors were partially offset by the impact of fewer planned operating days during January and February. The decrease in in-park per capita spending was primarily attributable to a planned decrease in average season pass pricing and a higher mix of season pass visitation at Knott's Berry Farm, partially offset by improved in-park per capita spending at the other parks with limited first quarter operations. The increase in out-of-park revenues was largely attributable to the additional calendar week in the current period, as well as increased revenues from the Knott's Hotel following a recent renovation. The increase in net revenues was not materially impacted by foreign currency exchange rates at our Canadian park.

Operating costs and expenses for the three months ended March 31, 2024 increased $24.8 million, or 13.0%, compared with the three months ended March 26, 2023. The increase in operating costs and expenses was the result of a $15.0 million increase in selling, general and administrative ("SG&A") expenses, an $8.6 million increase in operating expenses and a $1.2 million increase in cost of goods sold. The increase in SG&A expenses was primarily attributable to $10.1 million of costs associated with the proposed merger with Six Flags, as well as the impact of the additional calendar week in the current period and higher information technology costs. The increase in operating expenses was due to the additional calendar week in the current period somewhat offset by a reduction in full-time wages and related benefits. Cost of goods sold as a percentage of food, merchandise and games revenue decreased approximately 2.5% driven by planned reductions in food and beverage costs. The increase in operating costs and expenses was not materially impacted by foreign currency exchange rates at our Canadian park.

Depreciation and amortization expense for the three months ended March 31, 2024 decreased $3.4 million compared with the three months ended March 26, 2023 due to fewer planned operating days in the current period. The loss on impairment / retirement of fixed assets for both periods was due to retirement of assets in the normal course of business.

After the items above, the operating loss for the three months ended March 31, 2024 totaled $126.3 million compared with $122.9 million for the three months ended March 26, 2023.

Interest expense for the three months ended March 31, 2024 increased $2.6 million as a result of the additional calendar week in the current period. During the current period, we also recognized a $5.2 million net charge to earnings for foreign currency gains and losses compared with a $4.0 million net charge to earnings in the prior period. Both amounts primarily represented the remeasurement of U.S. dollar denominated notes to the Canadian entity's functional currency.

During the three months ended March 31, 2024, a benefit for taxes of $32.4 million was recorded to account for PTP taxes and federal, state, local and foreign income taxes compared with $24.1 million for the three months ended March 26, 2023. The increase in benefit for taxes was primarily attributable to a higher estimated annual effective tax rate resulting from the effect of proposed merger related costs on partnership pre-tax income.

After the items above, net loss for the three months ended March 31, 2024 totaled $133.5 million, or $2.63 per diluted limited partner unit, compared with a net loss of $134.5 million, or $2.61 per diluted limited partner unit, for the three months ended March 26, 2023.

As stated above, the results for the three months ended March 31, 2024 included an additional calendar week as compared with the three months ended March 26, 2023. On a same-week basis, or comparing the three months ended March 31, 2024 with the three months ended April 2, 2023, net revenues would have increased $2.9 million, or 3%, and attendance would have increased 0.1 million visits, or 10%. In-park per capita spending would have decreased $5.39, or 8%, and out-of-park revenues would have increased $2 million, or 8%. Operating costs and expenses, including costs related to the proposed merger, on a same-week basis would have increased $10.3 million, or 5%, as a result of a $12.6 million increase in SG&A expenses offset by a $2.0 million decrease in operating expenses and a $0.3 million decrease in cost of goods sold. The fluctuations in depreciation and amortization, loss on impairment / retirement of fixed assets, interest expense, foreign currency loss, and benefit for taxes on a same-week basis were not materially impacted by the additional calendar week in the current period. After these items, net loss on a same-week basis would have decreased $3.8 million, or 3%. For purposes of reconciling in-park revenues and out-of-park revenues to net revenues, concessionaire remittance on a same-week basis totaled $3.6 million for the three months ended April 2, 2023.

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

The table below sets forth a reconciliation of Adjusted EBITDA to net loss for the three-month periods ended March 31, 2024 and March 26, 2023.

	Three months ended
(In thousands)	March 31, 2024	March 26, 2023
Net loss	$(133,467)	$(134,546)
Interest expense	34,696	32,129
Interest income	(360)	(514)
Benefit for taxes	(32,416)	(24,090)
Depreciation and amortization	10,312	13,681
EBITDA	(121,235)	(113,340)
Non-cash foreign currency loss	5,239	3,703
Non-cash equity compensation expense	5,284	5,053
Loss on impairment / retirement of fixed assets, net	2,614	3,636
Costs related to proposed merger (1)	10,147	—
Other (2)	771	(116)
Adjusted EBITDA	$(97,180)	$(101,064)
(1)    Consists of $6.4 million of third-party legal and consulting transaction costs and $3.7 million of third-party integration consulting costs related to the proposed merger with Six Flags. See Note 1 for additional information. These costs are added back to net loss to calculate Adjusted EBITDA as defined in our current and prior credit agreements and were recorded within "Selling, general and administrative" in the unaudited condensed consolidated statement of operations and comprehensive loss.
(2)    Consists of certain costs as defined in our current and prior credit agreements. These costs are added back to net loss to calculate Adjusted EBITDA and have included certain legal expenses, severance and related benefits and contract termination costs. This balance also includes unrealized gains and losses on short-term investments.

For the three months ended March 31, 2024, the Adjusted EBITDA loss decreased $3.9 million compared with the three months ended March 26, 2023. On a same-week basis, or comparing the three months ended March 31, 2024 with the three months ended April 2, 2023, the Adjusted EBITDA loss would have decreased $4.3 million, or 4%. The decrease in Adjusted EBITDA loss was primarily due to an increase in net revenues driven by higher attendance as a result of more season pass sales and improved weather at Knott's Berry Farm.

Adjusted EBITDA loss for the three months ended April 2, 2023 (i.e. the same-week prior period) was calculated as a net loss of $137.3 million plus interest expense of $32.1 million, interest income of $0.5 million, benefit for taxes of $24.1 million, depreciation and amortization expense of $15.0 million, non-cash foreign currency loss of $4.6 million, non-cash equity compensation expense of $5.1 million, loss on impairment / retirement of fixed assets of $3.7 million, and other net benefit of $0.1 million.

Liquidity and Capital Resources:
Our principal sources of liquidity include cash from operating activities, funding from our long-term debt obligations and existing cash on hand. Due to the seasonality of our business, we fund pre-opening operations with revolving credit borrowings, which are reduced with positive cash flow during the seasonal operating period. Our primary uses of liquidity include operating expenses, capital expenditures, interest payments, partnership distributions, income tax obligations, and, in 2022 and 2023, limited partnership unit repurchases. As of March 31, 2024, we had cash on hand of $35.1 million and availability under our revolving credit facility of $122.1 million. Based on this level of liquidity, we concluded that we will have sufficient liquidity to satisfy cash obligations at least through the second quarter of 2025.

We expect to invest between $210 million and $220 million in capital expenditures during 2024, which includes the debut of a world-class roller coaster at Cedar Point, a dive coaster at Dorney Park, the expansion of the children's areas at both Knott's Berry Farm and Kings Island, new water park attractions at Canada's Wonderland, the world's first water coaster for kids at Schlitterbahn New Braunfels, and other rides and attractions, as well as upgraded and expanded food and beverage facilities across the portfolio.

We paid a partnership distribution of $0.30 per limited partner unit on March 20, 2024. On May 9, 2024, we announced that our Board declared an additional partnership distribution of $0.30 per limited partner unit, which will be payable on June 19, 2024 to unitholders of record on June 5, 2024.

In August 2022, we announced the Board of Directors approved a unit repurchase program authorizing the Partnership to repurchase units for an aggregate amount of not more than $250 million. As of April 12, 2023, we had repurchased the full amount that had been authorized under the August 2022 repurchase program resulting in a total of 6.0 million units repurchased at an average price of $41.93 per limited partner unit. On May 4, 2023, we announced that our Board of Directors authorized the Partnership to repurchase more units for an additional aggregate amount of not more than $250 million. During 2023, we repurchased 0.3 million units under the May 2023 repurchase program at an average price of $38.27 per limited partner unit. We have not repurchased any units in 2024. See Note 10 for additional information.

We anticipate cash interest payments between $140 million and $150 million during 2024, including the impact of the refinancing activities described in Note 11. We anticipate cash payments for income taxes to range from $50 million to $60 million in 2024.

As of March 31, 2024, deferred revenue totaled $233.2 million, including non-current deferred revenue. This represented an increase of $25.2 million compared with total deferred revenue as of March 26, 2023. The increase in total deferred revenue was primarily attributable to higher season-long product sales for the 2024 operating season.
Operating Activities
Net cash for operating activities for the first three months of 2024 totaled $110.6 million, an increase of $3.5 million compared with the same period in the prior year. The increase was primarily due to costs associated with the proposed merger with Six Flags offset somewhat by improved operating results in the current period.
Investing Activities
Net cash for investing activities for the first three months of 2024 totaled $57.1 million, an increase of $2.4 million compared with the same period in the prior year. The increase was due to the timing of capital expenditures.

Financing Activities
Net cash from financing activities for the first three months of 2024 totaled $137.9 million, an increase of $43.7 million compared with the same period in the prior year. The increase was primarily attributable to repurchases of limited partnership units in the prior period offset somewhat by less revolving credit facility borrowings in the current period.
Contractual Obligations
As of March 31, 2024, our primary contractual obligations consisted of outstanding long-term debt agreements. Before reduction for debt issuance costs, our long-term debt agreements consisted of the following:

•$1.0 billion of 5.500% senior secured notes, which would have matured in May 2025, issued at par. The 2025 senior notes and the related guarantees were secured by first-priority liens on the issuers' and the guarantors' assets that secured all the obligations under the 2017 Credit Agreement, as amended. Interest was payable under the 2025 senior notes semi-annually in May and November. The 2025 senior notes were redeemed in full in May 2024 with proceeds from the new senior secured term loan facility under the 2024 Credit Agreement. See the Subsequent Events footnote at Note 11 for additional information.

•$500 million of 5.375% senior unsecured notes, maturing in April 2027, issued at par. The 2027 senior notes may be redeemed, in whole or in part, at various prices depending on the date redeemed. Interest is payable under the 2027 senior notes semi-annually in April and October.

•$300 million of 6.500% senior unsecured notes, maturing in October 2028, issued at par. The 2028 senior notes may be redeemed, in whole or in part, at various prices depending on the date redeemed. Interest is payable under the 2028 senior notes semi-annually in April and October.

•$500 million of 5.250% senior unsecured notes, maturing in July 2029, issued at par. The 2029 senior notes may be redeemed, in whole or in part, at any time prior to July 15, 2024 at a price equal to 100% of the principal amount of the notes redeemed plus a "make-whole" premium together with accrued and unpaid interest and additional interest, if any, to the redemption date. Thereafter, the 2029 senior notes may be redeemed, in whole or in part, at various prices depending on the date redeemed. Interest is payable under the 2029 senior notes semi-annually in January and July.

•$158.0 million borrowings under the $300 million senior secured revolving credit facility under the 2017 Credit Agreement, as amended, with a Canadian sub-limit of $15 million. The revolving credit facility bore interest at SOFR plus 350 bps with a SOFR adjustment of 10 bps per annum and a floor of zero, and required the payment of a 62.5 bps commitment fee per annum on the unused portion of the credit facilities. The senior secured revolving credit facility would have matured on February 10, 2028, provided that the maturity date would have been (x) January 30, 2025 if at least $200 million of the 2025 senior notes remained outstanding as of that date, or (y) January 14, 2027 if at least $200 million of the 2027 senior notes remained outstanding as of that date. The credit agreement provided for the issuance of documentary and standby letters of credit. After letters of credit, which totaled $19.9 million as of March 31, 2024, we had $122.1 million of availability under the revolving credit facility. Our letters of credit were primarily in place to backstop insurance arrangements. In May 2024, we entered into the 2024 Credit Agreement that includes a new senior secured term loan facility and revolving credit facility. The revolving credit facility under the 2024 Credit Agreement replaced the revolving credit facility under the 2017 Credit Agreement. See the Subsequent Events footnote at Note 11 for additional information.

The 2017 Credit Agreement, as amended, included a senior secured leverage ratio of 3.75x Total First Lien Senior Secured Debt-to-Consolidated EBITDA (as defined in the 2017 Credit Agreement). This financial covenant was only required to be tested at the end of any fiscal quarter in which revolving credit facility borrowings were outstanding. We were in compliance with the applicable financial covenants under our credit agreement during the three months ended March 31, 2024.

Our credit agreement and fixed rate note agreements include restricted payment provisions, which could limit our ability to pay partnership distributions. Pursuant to the terms of the indenture governing the 2027 senior notes, which includes the most restrictive of these restricted payments provisions under the terms of our outstanding notes, if our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio (as defined in the indenture governing the 2027 senior notes) is greater than 5.25x, we can still make restricted payments of $100 million annually so long as no default or event of default has occurred and is continuing. If our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.25x, we can make restricted payments up to our restricted payment pool. Our pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was less than 5.25x as of March 31, 2024.

On November 9, 2023, we entered into supplemental indentures related to the 2025 senior notes, 2027 senior notes, 2028 senior notes and 2029 senior notes (the "Amendments") following receipt of requisite consents from the holders of the notes. The Amendments enable us to select November 2, 2023, the date the merger agreement with Six Flags was entered into, as the testing date for purposes of calculating, with respect to the proposed merger and related transactions, any and all ratio tests under those notes, each of which was satisfied when tested on November 2, 2023. To become operative, the Amendments require a payment upon or immediately prior to the consummation of the proposed merger.

See the Subsequent Events footnote at Note 11 for information regarding our financial covenants and restricted payment provisions under the 2024 Credit Agreement, which was entered into in May 2024.

Financial and Non-Financial Disclosure About Issuers and Guarantors of our Registered Senior Notes
As discussed within the Long-Term Debt footnote at Note 6, we had four tranches of fixed rate senior notes outstanding at March 31, 2024: the 2025, 2027, 2028 and 2029 senior notes. The 2027, 2028 and 2029 senior notes were registered under the Securities Act of 1933. The 2025 senior notes were sold in a private placement in reliance on exemptions from registration under the Securities Act of 1933. Cedar Fair, L.P., Canada's Wonderland Company ("Cedar Canada"), Magnum Management Corporation ("Magnum"), and Millennium Operations LLC (“Millennium”) are the co-issuers of the 2027, 2028 and 2029 senior notes. Our senior notes have been irrevocably and unconditionally guaranteed, on a joint and several basis, by each wholly owned subsidiary of Cedar Fair (other than the co-issuers) that guarantees our credit facilities under our credit agreement. A full listing of the issuers and guarantors of our registered senior notes can be found within Exhibit 22, and additional information with respect to our registered senior notes and the related guarantees follows.

The 2027, 2028 and 2029 senior notes each rank equally in right of payment with all of each issuer’s existing and future senior unsecured debt, including the other registered senior notes. However, the 2027, 2028 and 2029 senior notes rank effectively junior to any secured debt under the 2024 Credit Agreement to the extent of the value of the assets securing such debt (and previously ranked effectively junior to any secured debt under the 2017 Credit Agreement, as amended, and the 2025 senior notes).

In the event that the co-issuers (except for Cedar Fair, L.P.) or any subsidiary guarantor is released from its obligations under our senior secured credit facilities, such entity will also be released from its obligations under the registered senior notes. In addition, the co-issuers (except for Cedar Fair, L.P.) or any subsidiary guarantor can be released from its obligations under the 2027, 2028 and 2029 senior notes under the following circumstances, assuming the associated transactions are in compliance with the applicable provisions of the indentures governing the 2027, 2028 and 2029 senior notes: i) any direct or indirect sale, conveyance or other disposition of the capital stock of such entity following which the entity ceases to be a direct or indirect subsidiary of Cedar Fair or a sale or disposition of all or substantially all of the assets of such entity; ii) if such entity is dissolved or liquidated; iii) if we designate such entity as an Unrestricted Subsidiary (as defined in each indenture); iv) upon transfer of such entity in a qualifying transaction if following such transfer the entity ceases to be a direct or indirect Restricted Subsidiary (as defined in each indenture) of Cedar Fair or is a Restricted Subsidiary that is not a guarantor under any credit facility; or v) in the case of the subsidiary guarantors, upon a discharge of the indenture or upon any legal defeasance or covenant defeasance of the indenture.

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

The following tables provide summarized financial information for each of our co-issuers and guarantors of the 2027, 2028 and 2029 senior notes (the "Obligor Group"). We presented each entity that is a co-issuer of the registered senior notes separately. The subsidiaries that guarantee the registered senior notes are presented on a combined basis with intercompany balances and transactions between entities in such guarantor subsidiary group eliminated. Intercompany balances and transactions between the co-issuers and guarantor subsidiaries have not been eliminated. Certain subsidiaries of Cedar Fair did not guarantee our credit facilities or senior notes as the assets and results of operations of these subsidiaries were immaterial (the "non-guarantor" subsidiaries). The summarized financial information excludes results of the non-guarantor subsidiaries and does not reflect investments of the Obligor Group in the non-guarantor subsidiaries. The Obligor Group's amounts due from, amounts due to, and transactions with the non-guarantor subsidiaries have not been eliminated and included intercompany receivables from non-guarantors of $14.0 million and $14.3 million as of March 31, 2024 and December 31, 2023, respectively.

Summarized Financial Information (In thousands)	Cedar Fair, L.P. (Parent)	Magnum (Co-Issuer Subsidiary)	Cedar Canada (Co-Issuer Subsidiary)	Millennium (Co-Issuer Subsidiary)	Guarantor Subsidiaries
Balance as of March 31, 2024
Current Assets	$182	$39,320	$39,335	$342,620	$1,648,348
Non-Current Assets	(419,033)	1,822,685	621,549	2,435,958	1,951,662
Current Liabilities	157,852	1,536,227	195,784	283,529	115,653
Non-Current Liabilities	149,083	1,858	16,099	2,300,793	138,253
Balance as of December 31, 2023
Current Assets	$445	$13,876	$46,641	$346,820	$1,618,550
Non-Current Assets	(269,050)	1,916,183	627,130	2,387,798	1,955,628
Current Liabilities	160,560	1,525,756	188,975	223,098	107,007
Non-Current Liabilities	148,854	2,019	16,985	2,141,096	141,402

Three Months Ended March 31, 2024
Net revenues	$57	$24,871	$1,247	$100,904	$11,545
Operating (loss) income	(48,528)	(77,075)	(9,711)	31,289	(22,137)
Net loss	(133,278)	(80,626)	(19,121)	—	(19,283)
Twelve Months Ended December 31, 2023
Net revenues	$87,790	$478,478	$173,321	$1,935,516	$447,639
Operating income (loss)	84,005	(153,697)	67,459	126,165	182,687
Net income	125,284	72,213	98,108	—	263,071

Forward Looking Statements
Some of the statements contained in this report (including the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section) that are not historical in nature are forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements as to our expectations, beliefs, goals and strategies regarding the future. These forward-looking statements may involve current plans, estimates, expectations and ambitions that are subject to risks, uncertainties and assumptions that are difficult to predict, may be beyond our control and could cause actual results to differ materially from those described in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct, that our growth and operational strategies will achieve the target results, that the proposed transaction with Six Flags will close or that the Company will realize the anticipated benefits thereof. Important risk factors that may cause such a difference and could adversely affect attendance at our parks, our future financial performance, our growth strategies and/or the proposed transaction, and could cause actual results to differ materially from our expectations or otherwise to fluctuate or decrease, include, but are not limited to: general economic conditions; the impacts of public health concerns; adverse weather conditions; competition for consumer leisure time and spending; unanticipated construction delays; changes in our capital investment plans and projects; the expected timing and likelihood of completion of the proposed transaction, including the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the proposed transaction; anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of the combined company’s operations and other conditions to the completion of the proposed transaction, including the possibility that any of the anticipated benefits of the proposed transaction will not be realized or will not be realized within the expected time period; the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; the outcome of any legal proceedings that may be instituted against Cedar Fair, Six Flags or their respective directors and others following announcement of the merger agreement and proposed transaction; the inability to consummate the transaction due to the failure to satisfy other conditions to complete the transaction; the potential adverse effects on the market price of either or both Cedar Fair units or Six Flags common stock; risks that the proposed transaction disrupts and/or harms current plans and operations of Cedar Fair or Six Flags, including that management’s time and attention will be diverted on transaction-related issues; the amount of the costs, fees, expenses and charges related to the transaction, including the possibility that the transaction may be more expensive to complete than anticipated; the ability of Cedar Fair and Six Flags to successfully integrate their businesses and to achieve anticipated synergies and value creation; potential adverse restrictions during the pendency of the proposed transaction to pursue certain business opportunities and strategic transactions; potential adverse reactions or changes to business relationships resulting from the announcement or completion of the proposed transaction; legislative, regulatory and economic developments and changes in laws, regulations, and policies affecting Cedar Fair and Six Flags; potential business uncertainty, including the outcome of commercial negotiations and changes to existing business relationships during the pendency of the proposed transaction that could affect Cedar Fair’s and/or Six Flags’ financial performance and operating results; acts of terrorism or outbreak of war, hostilities, civil unrest, and other political or security disturbances; the impacts of pandemics or other public health crises, including the effects of government responses on people and economies; risks related to the potential impact of general economic, political and market factors on the companies or the proposed transaction; other factors we discuss from time to time in our reports filed with the SEC; and those risks that are described in the registration statement on Form S-4 and the accompanying proxy statement/prospectus. Additional information on risk factors that may affect our business and financial results can be found in our Annual Report on Form 10-K and in the filings we make from time to time with the SEC, including this Form 10-Q. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

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

We repaid all of our then-outstanding variable-rate long-term debt during 2022 and subsequently terminated our interest rate swap agreements. Therefore, as of March 31, 2024, all of our outstanding long-term debt represented fixed-rate debt except for revolving credit borrowings. Assuming the daily average balance over the past twelve months on revolving credit borrowings of approximately $71.9 million, a hypothetical 100 bps increase in 30-day SOFR on our variable-rate debt would lead to an increase of approximately $0.7 million in cash interest costs over the next twelve months. In May 2024, we entered into the 2024 Credit Agreement, which includes a variable-rate senior secured term loan facility and replaced the revolving credit facility under the 2017 Credit Agreement. A hypothetical 100 bps increase in 30-day SOFR on the senior secured term loan facility under the 2024 Credit Agreement would lead to an increase of $10.0 million in cash interest costs over the next twelve months. See the Subsequent Events footnote at Note 11 for additional information.

A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in a $6.7 million decrease in annual operating income for the trailing twelve months ended March 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures -
We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2024, management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

(b)Changes in Internal Control Over Financial Reporting -
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:
The following table summarizes repurchases of Cedar Fair, L.P. Depositary Units representing limited partner interests by the Partnership during the three months ended March 31, 2024:

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased (1)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31	—	—	—	$237,962,641
February 1 - February 29	59,942	$39.24	—	$237,962,641
March 1 - March 31	—	—	—	$237,962,641
Total	59,942	$39.24	—	$237,962,641

(1)All units purchased were repurchased by the Partnership in satisfaction of tax obligations related to the vesting of restricted units which were granted under the Partnership's Omnibus Incentive Plan.
(2)On May 4, 2023, we announced that our Board of Directors authorized the Partnership to repurchase units for an additional aggregate amount of not more than $250 million. There were no units repurchased under the May 2023 repurchase program during the three months ended March 31, 2024. See Note 10.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, no director or officer adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit (10.1)	2016 Omnibus Incentive Plan Form of Restricted Unit Award Declaration (2024 Employment Agreement Version)

Exhibit (10.2)	2016 Omnibus Incentive Plan Form of Restricted Unit Award Declaration (2024 Severance Plan Version)

Exhibit (10.3)	2016 Omnibus Incentive Plan Form of Performance Award Agreement (2024 Employment Agreement Version)

Exhibit (10.4)	2016 Omnibus Incentive Plan Form of Performance Award Declaration (2024 Severance Plan Version)

Exhibit (10.5)
Credit Agreement, dated as of May 1, 2024, by and among Cedar Fair, L.P., Canada’s Wonderland Company and Millennium Operations LLC, as borrowers, the other subsidiary borrowers party thereto, the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-09444) filed on May 2, 2024.

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

Exhibit (101)
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline XBRL: (i) the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flow, (iv) the Unaudited Condensed Consolidated Statements of Partners' Deficit, and (v) related notes, tagged as blocks of text and including detailed tags.

Exhibit (104)	The cover page from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR FAIR, L.P.
(Registrant)

By Cedar Fair Management, Inc.
General Partner

Date:	May 9, 2024	/s/ Richard A. Zimmerman
Richard A. Zimmerman
President and Chief Executive Officer

Date:	May 9, 2024	/s/ Brian C. Witherow
Brian C. Witherow
Executive Vice President and
Chief Financial Officer